Form 10-Q
period 2012-03-31
CLEARSIGN COMBUSTION CORP
filed 2012-06-11
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35521

CLEARSIGN COMBUSTION CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	26-2056298 (I.R.S. Employer Identification No.)

12870 Interurban Avenue South

Seattle, Washington 98168

(Address of principal executive offices)

(Zip Code)

(206) 673-4848

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 11, 2012 the issuer has 8,752,015 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$241,471	$929,962
Prepaid expenses	944,419	436,962
Total current assets	1,185,890	1,366,924

Fixed assets, net	175,425	162,173
Patents and trademarks	114,325	86,546
Other assets	10,512	20,512

Total Assets	$1,486,152	$1,636,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$881,639	$442,697
Promissory note	35,017	47,667
Accrued compensation	459,159	253,899
Total current liabilities	1,375,815	744,263
Deferred rent	34,978	17,475
Total liabilities	1,410,793	761,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.0001 par value, 5,157,716 and 5,153,216 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	516	516
Additional paid-in capital	5,429,787	5,364,139
Deficit accumulated in the development stage	(5,354,944)	(4,490,238)
Total stockholders' equity	75,359	874,417

Total Liabilities and Stockholders' Equity	$1,486,152	$1,636,155

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			For the Period from Inception (January 23, 2008)
	For the Three Months Ended March 31,		to
	2012	2011	March 31, 2012

Operating expenses:
Research and development	$264,523	$22,919	$788,480
General and administrative	599,725	869,268	4,569,641

Total operating expenses	864,248	892,187	5,358,121

Loss from operations	(864,248)	(892,187)	(5,358,121)

Other income (expense):
Interest income	365	-	4,158
Interest expense	(823)	-	(981)

Total other income (expense)	(458)	-	3,177

Net Loss	$(864,706)	$(892,187)	$(5,354,944)

Net Loss per share - basic and fully diluted	$(0.17)	$(0.29)	$(1.82)

Weighted average number of shares outstanding - basic and fully diluted	5,153,315	3,083,814	2,941,379

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

From Inception (January 23, 2008) to March 31, 2012

	Common Stock		Common Stock Class B		Additional	Deficit Accumulated in the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity
Shares issued to founders, at no cost	1,065,000	$107	476,000	$48	$33,045	$-	$33,200
Shares issued for services ($0.02 per share)	125,000	13	-	-	2,487	-	2,500
Shares issued for cash ($0.02 per share)	-	-	384,000	38	9,562	-	9,600
Shares issued for cash ($1.80 per share)	467,310	45	-	-	841,106	-	841,151
Shares issued for cash ($2.20 per share)	1,363,364	137	-	-	2,999,237	-	2,999,374
Issuance costs	-	-	-	-	(813,168)	-	(813,168)
Share based payments of warrants	-	-	-	-	111,976	-	111,976
Shares issued for services ($1.80 per share)	146,644	14	-	-	263,943	-	263,957
Shares issued for services ($2.20 per share)	733,523	73	-	-	1,613,671	-	1,613,744
Conversion of shares	1,075,000	108	(860,000)	(86)	(22)	-	-
Share based compensation	177,375	19	-	-	302,302	-	302,321
Net loss	-	-	-	-	-	(4,490,238)	(4,490,238)

Balances at December 31, 2011	5,153,216	516	-	-	5,364,139	(4,490,238)	874,417

Shares issued for services ($4.00 per share)	4,500	-	-	-	18,000	-	18,000
Share based compensation	-	-	-	-	47,648	-	47,648
Net loss	-	-	-	-	-	(864,706)	(864,706)

Balances at March 31, 2012	5,157,716	$516	-	$-	$5,429,787	$(5,354,944)	$75,359

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (January 23, 2008) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(864,706)	$(892,187)	$(5,354,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	18,000	688,833	1,371,881
Share based payments	47,648	-	234,744
Depreciation	13,399	5,469	71,648
Deferred rent	17,503	-	34,978
Change in operating assets and liabilities:
Prepaid expenses	(507,457)	(20,000)	(944,419)
Other assets	10,000	-	(10,512)
Accounts payable	438,942	5,000	935,393
Accrued compensation	205,260	116,478	574,384
Net cash used in operating activities	(621,411)	(96,407)	(3,086,847)

Cash flows from investing activities:
Acquisition of fixed assets	(26,651)	-	(225,838)
Disbursements for patents and trademarks	(27,779)	-	(114,325)
Net cash used in investing activities	(54,430)	-	(340,163)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash, net of offering costs	-	89,509	3,681,131
Principal payments on promissory note	(12,650)	-	(12,650)
Net cash provided by (used in) financing activities	(12,650)	89,509	3,668,481

Net increase (decrease) in cash	(688,491)	(6,898)	241,471
Cash, beginning of period	929,962	25	-
Cash, end of period	$241,471	$(6,873)	$241,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$867	$-	$867

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2011, the Company:

•	issued 58,307 shares of common stock valued at $104,953 in order to discharge $99,346 of common stock to be issued at December 31, 2010 and partially pay rent for the three months ended March 31, 2011,

•	canceled 5,825 shares valued at $10,490 in order to partially discharge common stock to be issued at December31, 2010,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock.

During the period from inception (January 23, 2008) to March 31, 2012, exclusive of the above, the Company:

•	issued common stock valued at $580,000 and warrants valued at $64,174 for issuance costs related to a common stock offering,
•	issued common stock valued at $115,225 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	issued 46,614 shares of common stock valued at $88,903 in order to discharge the common stock to be issued at December 31, 2010,
•	made a $275,000 stock grant to an employee which is to be earned from July 2011 to June 2015,
•	converted a $45,775 account payable to a vendor and acquired a fixed asset valued at $1,734 through a $47,509 interest-bearing promissory note due in 2012,
•	issued common stock valued at $7,821 in partial satisfaction of an account payable,
•	issued common stock valued at $4,400 to a vendor for services rendered.
•	issued common stock valued at $19,501 in exchange for equipment.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) is a development stage company located in Seattle, Washington and incorporated in the state of Washington on January 23, 2008. The Company was formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s technology introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 appearing in our registration statement on Form S-1, as amended, which was filed with the Securities and Exchange Commission on November 14, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Development Stage Enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to design and develop new technologies in combustion systems and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since January 23, 2008 have been considered as part of the Company's development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 2011 amounts have been reclassified to conform with 2012 presentation.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over three to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded, which has not yet occurred.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2012 and December 31, 2011, the Company determined that there was no impairment.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred.

Deferred Rent

Operating lease agreements which contain provisions for future rent increases or periods in which rent payments are reduced or abated are recorded in monthly rent expense in the amount of the total payments over the lease term divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is reflected on the accompanying balance sheet.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Stock Issuance Costs

Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Potentially dilutive shares outstanding amounted to 575,743 and 80,000 at March 31, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective standards, if adopted, will have a material effect on the financial statements.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2012	2011
Machinery and equipment	$148,187	$142,045
Office furniture and equipment	27,057	25,195
Leasehold improvements	7,917	7,917
Accumulated depreciation	(71,648)	(58,249)
	111,513	116,908
Construction in progress	63,912	45,265
	$175,425	$162,173

Note 4 – Promissory Note

In December 2011, the Company executed a $47,509 promissory note with a vendor to extend the terms of an account payable. The fully amortizing note bears interest at 8% per annum and is payable in equal monthly payments of $4,491 through its maturity in November 2012. The note is unsecured and may be prepaid at any time without penalty. The principal balances, including accrued interest, at March 31, 2012 and December 31, 2011 totaled $35,017 and $47,667, respectively.

Note 5 – Stockholders’ Equity

Common Stock

In December 2011, the Company affected a 1.25-for-one common stock split to stockholders of record as of December 22, 2011 and correspondingly increased the amount of authorized common shares. All share and per share information has been retroactively adjusted to reflect the stock split.

In February 2011, the Company amended its articles of incorporation. Previously, the Company was authorized to issue 8,000,000 shares of common stock and 4,000,000 shares of Class B common stock. By amendment, authorized common stock was increased to 50,000,000 shares and Class B common stock was eliminated. Prior to the amendment, the holders of the Class B common stock voluntarily converted the 860,000 outstanding shares to 1,075,000 common stock shares. In December 2011, the Company amended its articles of incorporation to increase the authorized common stock to 62,500,000 shares as part of the 1.25-for-one stock split.

From March to May 2011, the Company completed the sale of 1,363,364 shares of common stock at $2.20 per share to raise $2,999,374. In conjunction with this sale, the placement agent, MDB Capital Group LLC (MDB), earned a fee of $300,000 which it elected to receive in the form of 136,364 common stock shares valued at $2.20 per share. MDB also received warrants to purchase 136,368 common stock shares at $2.20 per share with a weighted average grant-date fair value of these warrants of approximately $64,174. The Company’s legal counsel and others were paid with 127,273 common stock shares at $2.20 per share. The Company incurred $807,210 of issuance costs which was recorded against additional paid-in capital in 2011, of which $644,173 was paid with common stock. In addition, MDB provided consulting services to the Company in 2011 where it earned a fee of $1,000,000 which MDB elected to receive in the form of 454,547 common stock shares valued at $2.20 per share. This fee is included in general and administrative expense. The grants of common stock are reflected in the Statement of Stockholders’ Equity under shares issued for services at $2.20 per share. MDB is a related party due to its ownership of the Company’s common stock and warrants (see Note 7).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

In January 2011, the Company adopted an Equity Incentive Plan (the Plan) providing for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Company originally reserved 625,000 shares of common stock for issuance under the Plan. The Plan provides for periodic increases in the number of authorized shares available for issuance under the Plan on the first day of each of the Company’s fiscal quarters beginning October 1, 2011. The quarterly increases are equal to the lesser of 10% of any new shares subsequently issued by the Company or such lesser amount as the Board of Directors shall determine. Effective March 31, 2012, the number of shares reserved for issuance under the Plan totaled 625,555 shares. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date.

Outstanding stock option grants at March 31, 2012 and December 31, 2011 totaled 359,375 with 125,000 being vested and exercisable. Stock grants made to date through March 31, 2012 and December 31, 2011 totaled 125,000, all of which are subject to declining repurchase rights by the Company at $0.0001 per share through June 30, 2015. The recognized compensation expense associated with these grants for the three months ended March 31, 2012 and 2011 totaled $47,648 and $0, respectively. At March 31, 2012, the number of shares reserved under the Plan but unissued totaled 141,180.

Warrants

In conjunction with the issuance of common stock from March to May 2011, the Company granted warrants to MDB to purchase 136,368 common stock shares at the fair value of $2.20 per share. In 2009, the Company granted warrants to purchase a total of 80,000 shares of common stock of the Company to technical advisors at the fair value of $1.80 per share.

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012. Rent payments commenced in March 2012 and will escalate annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $17,503 was accrued during the three months ended March 31, 2012 and $34,978 was accrued since the lease inception in November 2011. Under the terms of the lease, the Company also pays monthly triple net operating costs. Minimum future payments under the lease at March 31, 2012 are approximately as follows:

11

2012	$79,000
2013	108,000
2014	111,000
2015	115,000
2016	118,000
Thereafter	20,000
$551,000

For the three months ended March 31, 2012 and 2011, rent expense amounted to $36,210 and $7,254, respectively.

In December 2011, the Company entered into an Employment Agreement (the Agreement) with Richard Rutkowski, its Chief Executive Officer, effective on January 1, 2012. Unless earlier terminated, the Agreement will continue for a term of three years. Compensation includes an annual salary of $350,000 with annual cost-of-living adjustments, annual cash and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Rutkowski and his family, disability insurance, and term life insurance for the benefit of his dependents. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater.

The Company has agreements with its three independent directors to compensate them annually after the Company’s common stock commences trading publicly. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value.

The Company’s former legal advisors, Perkins Coie LLP, contacted management on March 26, 2012 to advise that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of the Company’s common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. The claim was initially denied since, among other defenses, management believes it entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011. However, management continues to review this claim. Perkins Coie LLP currently owns 3,555 shares of common stock which were issued in conjunction with the November 2011 settlement.

Note 7 – Subsequent Events

In April and May 2012, the Company completed an initial public offering (IPO) whereby 3,450,000 shares of common stock were issued at $4.00 per share, which included the exercise of the overallotment allowance by the underwriter, MDB Capital Group LLC. Gross proceeds from the IPO totaled $13.8 million and net proceeds approximated $10.9 million. Expenses of the offering approximated $2.9 million, including underwriter fees of $1.2 million paid to MDB Capital Group LLC along with 345,000 warrants to purchase ClearSign’s common stock at $5.00 per share exercisable from April 2013 to April 2017, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, underwriter expenses of $35,000, and issuer legal fees of $850,000, which includes 110,000 shares of common stock issued in April 2012 to the Company’s law firm at $4.00 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

·	our limited cash and our history of losses;

·	our ability to achieve profitability;

·	our limited operating history;

·	emerging competition and rapidly advancing technology in our industry;

·	customer demand for the products and services we develop;

·	the impact of competitive or alternative products, technologies and pricing;

·	our ability to manufacture any products we develop;

·	general economic conditions and events and the impact they may have on us and our potential customers;

·	our ability to obtain adequate financing in the future;

·	our ability to continue as a going concern;

·	our success at managing the risks involved in the foregoing items; and

·	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2011 financial statements and related notes included in our registration statement on Form S-1, as amended (the “Registration Statement”), which was filed with the Securities and Exchange Commission on November 14, 2011. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in the Registration Statement.

OVERVIEW

We are a development stage company located in Seattle, Washington. We were formed for the purpose of developing a technology that improves both the energy efficiency and emissions control characteristics of combustion systems. To date, our operations have been funded through sales of our common stock. We have earned no revenue since inception on January 23, 2008.

Initial Public Offering and Plan of Operation

We intend to pursue development of our technology to enable future sales. These activities range from laboratory research to field development. We intend to create co-development collaborations with established manufacturers and other entities, which deploy boilers, furnaces, refineries, or other combustion processes. These collaborations would enable us to work closely with specific industries and operations to apply developed solutions.

In April 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,000,000 shares of common stock at $4.00 per share. In May 2012, as a result of the exercise of the underwriter’s overallotment allowance option, we sold an additional 450,000 shares of common stock. Gross proceeds from the IPO, including proceeds from the exercise of the underwriter’s overallotment allowance option, totaled $13.8 million. Expenses of the offering approximated $2.9 million, including underwriter fees of $1.2 million paid to MDB Capital Group LLC along with a warrant to purchase 345,000 shares of our common stock at $5.00 per share, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, other underwriter expenses of $35,000, and issuer legal fees of $850,000, which included 110,000 shares of our common stock issued to our legal counsel at a price of $4.00 per share.

We intend to use the $10.9 million of net proceeds from the IPO as follows: approximately $5 million for research and development including related capital expenditures, $1 million for protection of intellectual property, $1.25 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect the net proceeds to be sufficient to fund our activities at least through April 2014. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by up to approximately 20-30 employees; however, this is highly dependent on the nature of our development efforts.  We anticipate adding employees in the areas of research and development, sales and marketing, and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.  We expect capital expenditures to be between $0.5 and $1.0 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.  In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.  We will have significant discretion in the use of any net proceeds.

Research and development of new technologies is, by its nature, unpredictable.  Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from this offering will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations as contemplated herein.  If the net proceeds from this offering are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to:  additional financing through follow-on stock offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals. In that case, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures or curtail or even suspend our operations.

We cannot assure you that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our unaudited condensed financial statements for a more complete description of our significant accounting policies.

Development Stage Enterprise . The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to develop and market new technologies in combustion systems, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since its inception on January 23, 2008 have been considered as part of the Company’s development stage activities.

Research and Development. The cost of research and development is expensed as incurred.

Stock-Based Compensation. The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2012 and 2011

Operating Expenses. Operating expenses, consisting of research and development and general and administrative expenses, decreased by approximately $28,000 from $892,000 for the three months ended March 31, 2011, referred to herein as Q1 2011, to $864,000 for the three months ended March 31, 2012, referred to herein as Q1 2012. The Company increased its research and development expenses by $242,000 from $23,000 for Q1 2011 to $265,000 for Q1 2012. Research and development expenses rose due to increased personnel levels and research activities. General and administrative expenses decreased by approximately $269,000 from $869,000 in Q1 2011 to $600,000 in Q1 2012. This decrease resulted from a non-recurring Q1 2011 expense of $675,000 paid in the form of common stock issued at $2.20 per share to MDB Capital Group LLC for consulting services including assistance with building an intellectual property development strategy, retaining appropriate executive personnel, and advising with respect to the development of our business. This decrease was offset by an increase in the level of personnel for general and administrative purposes to complete its management team thereby increasing compensation expense by $346,000 to $510,000 for Q1 2012 as compared to $164,000 for Q1 2011.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during Q1 2012 by approximately $28,000 to $864,000 from $892,000 for Q1 2011.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for Q1 2012 was approximately $865,000 as compared to a net loss of $892,000 for Q1 2011, resulting in an decreased net loss of $27,000.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s operations were dependent upon it raising additional capital since it had not generated revenues to date, had no established source of revenue, and had incurred significant losses from operations since inception. This resulted in our independent registered public accounting firm’s issuance of an unqualified opinion upon the audited financial statements at and for the year ended December 31, 2011 with an explanatory paragraph to the effect that there was substantial doubt about ClearSign’s ability to continue as a going concern. Subsequent to issuance of our 2011 audited financial statements, we raised $13.8 million in gross proceeds and approximately $10.9 million in net proceeds through the IPO and exercise of the overallotment option. We believe the net proceeds will be sufficient to fund operations through at least April 2014.

At March 31, 2012, our current liabilities were in excess of current assets resulting in a working capital deficit of $189,925 compared to a working capital surplus of $622,661 at December 31, 2011.

Operating activities in Q1 2012 resulted in cash outflows of $621,411 which were due primarily to the loss for the quarter of $864,706, offset primarily by net changes in working capital, exclusive of cash, of $146,745 related primarily to the IPO, services paid with common stock of $65,648, and other non-cash expenses of $30,902. Cash outflows during Q1 2011 of $96,407 were primarily due to the loss for the quarter of $892,187, offset primarily by $688,833 of services paid with common stock, and an increase in accrued compensation expense of $116,478.

Investing activities during Q1 2012 resulted in cash outflows of $54,430 for acquisition of fixed assets and development of patents and trademarks. There were no investing activities in Q1 2011.

Financing activities during Q1 2012 resulted in $12,650 of cash outflows for principal payments on a promissory note. Financing activities during Q1 2011 generated $89,509 in net cash from the issuance of common stock.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The JOBS Act

We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Claim by Perkins Coie LLP

Our former legal advisors, Perkins Coie LLP, contacted us on March 26, 2012 to advise us that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of our common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. We have initially denied the claim since, among other defenses, we believe we entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011, but we continue to review this claim. Perkins Coie LLP currently owns 3,555 shares of our common stock which we issued in conjunction with the November 2011 settlement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.

There have been no other material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not a party to any legal proceedings during the quarter ended March 31, 2012.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2012 we issued a total of 4,500 shares of common stock having a value of $18,000 to John McFarland, an investor relations consultant in exchange for services rendered and to be rendered. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and we provided to Mr. McFarland access to the information that registration would otherwise provide.

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13.8 million in gross proceeds in the offering and received approximately $10.9 million after expenses. Through March 31, 2012, we incurred approximately $941,000 in expenses in connection with the offering. Total estimated expenses of the offering approximated $2.9 million, including underwriter fees of $1.2 million paid to MDB Capital Group LLC (MDB) along with a warrant for the purchase of 345,000 shares of our common stock at $5.00 per share, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, other underwriter expenses of $35,000, and issuer legal fees of $850,000, which includes 110,000 shares of our common stock issued to our legal counsel at a price of $4.00 per share. MDB beneficially owned 6.9% of the Company’s common stock at March 31, 2012. MDB’s Chief Executive Officer, Christopher A. Marlett, has sole voting and dispositive power with respect to MDB’s shares as well as shares owned by himself and by Integrated Surgical Systems, Inc. Together with those entities, Mr. Marlett beneficially owned 17.3% of the Company’s common stock at March 31, 2012. Through March 31, 2012, none of the proceeds from the offering were used for construction of plant, building and facilities, the purchase or installation of machinery and equipment, the purchase of real estate, the acquisition of any business, the repayment of indebtedness, working capital or temporary investments.

We intend to use the $10.9 million of net proceeds as follows: approximately $5 million for research and development including related capital expenditures, $1 million for protection of intellectual property, $1.25 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect this to be sufficient to fund our activities at least through April 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

(1) Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: June 11, 2012	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

