Form 10-Q
period 2012-06-30
CLEARSIGN COMBUSTION CORP
filed 2012-08-06
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 6, 2012 the issuer has 8,752,015 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$10,758,247	$929,962
Prepaid expenses	262,823	436,962
Total current assets	11,021,070	1,366,924

Fixed assets, net	262,785	162,173
Patents and trademarks	155,117	86,546
Other assets	10,512	20,512

Total Assets	$11,449,484	$1,636,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$130,423	$442,697
Promissory note	-	47,667
Accrued compensation	383,888	253,899
Total current liabilities	514,311	744,263
Deferred rent	35,062	17,475
Total liabilities	549,373	761,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,752,015 and 5,153,216 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	876	516
Additional paid-in capital	17,273,903	5,364,139
Deficit accumulated in the development stage	(6,374,668)	(4,490,238)
Total stockholders' equity	10,900,111	874,417

Total Liabilities and Stockholders' Equity	$11,449,484	$1,636,155

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					For the Period
					from Inception
					(January 23, 2008)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		to
	2012	2011	2012	2011	June 30, 2012

Operating expenses:
Research and development	$291,031	$97,219	$555,554	$120,138	$1,079,511
General and administrative	734,368	610,061	1,334,093	1,479,329	5,304,009

Total operating expenses	1,025,399	707,280	1,889,647	1,599,467	6,383,520

Loss from operations	(1,025,399)	(707,280)	(1,889,647)	(1,599,467)	(6,383,520)

Other income (expense):
Interest income	6,191	1,045	6,556	1,045	10,349
Interest expense	(516)	-	(1,339)	-	(1,497)

Total other income (expense)	5,675	1,045	5,217	1,045	8,852

Net Loss	$(1,019,724)	$(706,235)	$(1,884,430)	$(1,598,422)	$(6,374,668)

Net Loss per share - basic and fully diluted	$(0.13)	$(0.16)	$(0.29)	$(0.52)	$(1.99)

Weighted average number of shares outstanding - basic and fully diluted	7,705,116	4,504,688	6,429,215	3,052,036	3,208,812

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

For the period from Inception (January 23, 2008) to June 30, 2012

			Common Stock			Deficit Accumulated in the	Total
	Common Stock		Class B		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity
Shares issued to founders, at no cost	1,065,000	$107	476,000	$48	$33,045	$-	$33,200
Shares issued for services ($0.02 per share)	125,000	13	-	-	2,487	-	2,500
Shares issued for cash ($0.02 per share)	-	-	384,000	38	9,562	-	9,600
Shares issued for cash ($1.80 per share)	467,310	45	-	-	841,106	-	841,151
Shares issued for cash ($2.20 per share)	1,363,364	137	-	-	2,999,237	-	2,999,374
Issuance costs	-	-	-	-	(813,168)	-	(813,168)
Share based payments of warrants	-	-	-	-	111,976	-	111,976
Shares issued for services ($1.80 per share)	146,644	14	-	-	263,943	-	263,957
Shares issued for services ($2.20 per share)	733,523	73	-	-	1,613,671	-	1,613,744
Conversion of shares	1,075,000	108	(860,000)	(86)	(22)	-	-
Share based compensation	177,375	19	-	-	302,302	-	302,321
Net loss	-	-	-	-	-	(4,490,238)	(4,490,238)

Balances at December 31, 2011	5,153,216	516	-	-	5,364,139	(4,490,238)	874,417

Shares issued in initial public offering ($4.00 per share)	3,450,000	345	-	-	13,799,655	-	13,800,000
Issuance costs of initial public offering	-	-	-	-	(2,727,438)	-	(2,727,438)
Share based payments of warrants	-	-	-	-	127,520	-	127,520
Shares issued for services ($4.00 per share)	18,000	1	-	-	71,999	-	72,000
Shares issued to retire payable ($4.00 per share)	110,000	11	-	-	439,989	-	440,000
Shares issued for services ($4.94 per share)	20,799	3	-	-	102,744	-	102,747
Share based compensation	-	-	-	-	95,295	-	95,295
Net loss	-	-	-	-	-	(1,884,430)	(1,884,430)

Balances at June 30, 2012	8,752,015	$876	-	$-	$17,273,903	$(6,374,668)	$10,900,111

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the Period
			from Inception
			(January 23, 2008)
	For the Six Months Ended June 30,		to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,884,430)	$(1,598,422)	$(6,374,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	63,758	1,007,526	1,417,639
Share based payments	95,295	-	282,391
Depreciation	30,106	11,318	88,355
Deferred rent	17,587	-	35,062
Change in operating assets and liabilities:
Prepaid expenses	285,127	(30,438)	(151,835)
Other assets	10,000	-	(10,512)
Accounts payable	127,726	181,867	578,402
Accrued compensation	129,989	16,104	499,113

Net cash used in operating activities	(1,124,842)	(412,045)	(3,636,053)

Cash flows from investing activities:
Acquisition of fixed assets	(130,717)	(28,405)	(284,129)
Disbursements for patents and trademarks	(68,571)	-	(155,117)

Net cash used in investing activities	(199,288)	(28,405)	(439,246)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash, net of offering costs	11,200,082	2,836,338	14,881,213
Proceeds from issuance of short term promissory note	98,250	-	98,250
Principal payments on promissory notes	(145,917)	-	(145,917)

Net cash provided by financing activities	11,152,415	2,836,338	14,833,546

Net increase in cash and cash equivalents	9,828,285	2,395,888	10,758,247
Cash and cash equivalents, beginning of period	929,962	25	-

Cash and cash equivalents, end of period	$10,758,247	$2,395,913	$10,758,247

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,498	$-	$1,498

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2012, the Company:

•	issued warrants to purchase 345,000 shares of common stock valued at $127,520 as part of an underwriting fee related to the initial public offering,
•	issued 110,000 shares of common stock valued at $440,000 in partial satisfaction of an account payable,
•	issued 24,180 shares of common stock valued at $110,990 to directors and a consultant for services to be performed from July to December 2012.

During the six months ended June 30, 2011, the Company:

•	issued 263,637 shares of common stock valued at $580,000 and warrants to purchase 136,368 shares of common stock valued at $64,174 for issuance costs related to a common stock offering,
•	issued 68,091 shares of common stock valued at $126,476 in order to discharge $99,346 of common stock to be issued at December 31, 2010 and pay rent for the eight months ended August 31, 2011,
•	issued 49,728 shares of common stock valued at $89,510 in order to discharge the common stock to be issued at December 31, 2010,
•	canceled 5,825 shares valued at $10,490 in order to partially discharge common stock to be issued at December31, 2010,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock.

During the period from inception (January 23, 2008) to June 30, 2012, exclusive of the above, the Company:

•	issued 52,375 shares of common stock valued at $115,225 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	made a 125,000 share stock grant to an employee valued at $275,000 which is to be earned from July 2011 to June 2015,
•	converted a $45,775 account payable to a vendor and acquired a fixed asset valued at $1,734 through a $47,509 interest-bearing promissory note retired in 2012,
•	issued 3,555 shares of common stock valued at $7,821 in partial satisfaction of an account payable,
•	issued 2,000 shares of common stock valued at $4,400 to a vendor for services rendered.
•	issued 10,834 shares of common stock valued at $19,501 in exchange for equipment.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) is a development stage company located in Seattle, Washington and incorporated in the state of Washington on January 23, 2008. The Company was formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s Electroodynamic Combustion Control™ technology introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness.

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

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 appearing in the Company’s registration statement on Form S-1, as amended, which was filed with the Securities and Exchange Commission on November 14, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2012 and December 31, 2011, the Company determined that there was no impairment.

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, share based compensation, consulting fees, rent, utilities, depreciation, and consumables.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Potentially dilutive shares outstanding amounted to 920,743 and 216,368 at June 30, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective standards, if adopted, will have a material effect on the financial statements.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2012	2011
Machinery and equipment	$268,554	$142,045
Office furniture and equipment	35,596	25,195
Leasehold improvements	19,654	7,917
Accumulated depreciation	(88,355)	(58,249)
	235,449	116,908
Construction in progress	27,336	45,265
	$262,785	$162,173

Note 4 – Promissory Note

In December 2011, the Company executed a $47,509 promissory note with a vendor to extend the terms of an account payable. The fully amortizing unsecured note bore interest at 8% per annum and was payable in equal monthly payments of $4,491 through its maturity in November 2012. The Company paid the note in full without penalty in May 2012.

In April 2012, the Company executed a $98,250 promissory note to finance certain insurance coverage. The fully amortizing unsecured note bore interest at 3.39% per annum and was payable in equal monthly payments of $11,071 through its maturity in January 2013. The Company paid the note in full without penalty in May 2012.

Note 5 – Stockholders’ Equity

Common Stock

In April and May 2012, the Company completed an initial public offering (IPO) whereby 3,450,000 shares of common stock were issued at $4.00 per share, which included the exercise of the overallotment allowance by the underwriter, MDB Capital Group LLC (MDB). Gross proceeds from the IPO totaled $13.8 million and net proceeds approximated $11.2 million. Expenses of the offering approximated $2.7 million, including underwriter fees of $1.2 million paid to MDB along with 345,000 warrants to purchase ClearSign’s common stock at $5.00 per share exercisable from April 2013 to April 2017 valued at $128,000, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, underwriter expenses of $35,000, and issuer legal fees of $822,000, which was paid in part through the issuance of 110,000 shares of our common stock to the Company’s legal counsel at a price of $4.00 per share.

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

From March to May 2011, the Company completed the sale of 1,363,364 shares of common stock at $2.20 per share to raise $2,999,374. In conjunction with this sale, the placement agent, MDB, earned a fee of $300,000 which it elected to receive in the form of 136,364 common stock shares valued at $2.20 per share. MDB also received warrants to purchase 136,368 common stock shares at $2.20 per share with a weighted average grant-date fair value of these warrants of approximately $64,174. The Company’s legal counsel and others were paid with 127,273 common stock shares at $2.20 per share. The Company incurred $807,210 of issuance costs which was recorded against additional paid-in capital in 2011, of which $644,173 was paid with common stock. In addition, MDB provided consulting services to the Company in 2011 where it earned a fee of $1,000,000 which MDB elected to receive in the form of 454,547 common stock shares valued at $2.20 per share. This fee is included in general and administrative expense. The grants of common stock are reflected in the Statement of Stockholders’ Equity under shares issued for services at $2.20 per share. MDB is a related party due to its ownership of the Company’s common stock and warrants.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

In January 2011, the Company adopted an Equity Incentive Plan (the Plan) providing for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Company originally reserved 625,000 shares of common stock for issuance under the Plan. The Plan provides for periodic increases in the number of authorized shares available for issuance under the Plan on the first day of each of the Company’s fiscal quarters beginning October 1, 2011. The quarterly increases are equal to the lesser of 10% of any new shares subsequently issued by the Company or such lesser amount as the Board of Directors shall determine. As of June 30, 2012, the number of shares reserved for issuance under the Plan totaled 626,005 shares. Because of the significant issuance of shares in the quarter ended June 30, 2012 primarily associated with the IPO, the number of shares reserved for issuance under the Plan as of July 1, 2012 totaled 985,434 shares. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date.

Outstanding stock option grants at June 30, 2012 and December 31, 2011 totaled 359,375 with 125,000 being vested and exercisable. Stock grants made to date through June 30, 2012 and December 31, 2011 totaled 125,000, all of which are subject to declining repurchase rights by the Company at $0.0001 per share through June 30, 2015. The recognized compensation expense associated with these grants for the six months ended June 30, 2012 and 2011 totaled $95,295 and $0, respectively. At June 30 and July 1, 2012, the number of shares reserved under the Plan but unissued totaled 141,630 and 501,059, respectively. At June 30, 2012, there was $241,767 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3 years.

Warrants

In conjunction with the IPO, the Company granted warrants to MDB to purchase 345,000 common stock shares at $5.00 per share exercisable from April 2013 to April 2017. The fair value of these warrants was estimated to be $127,520 on the date of the grant using the Black-Scholes option-pricing model. Expected volatility was determined through the average of a peer group of public companies. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized for the calculations:

Expected life (in years)	2.5
Weighted average volatility	27%
Weighted average risk-free interest rate	0.33%
Expected dividend rate	-

In conjunction with the issuance of common stock from March to May 2011, the Company granted warrants to MDB to purchase 136,368 common stock shares at the fair value of $2.20 per share exercisable through May 2016. In 2009, the Company granted warrants to purchase a total of 80,000 shares of common stock of the Company to technical advisors at the fair value of $1.80 per share exercisable through February 2021.

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012. Rent payments commenced in March 2012 and will escalate annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $17,588 was accrued during the six months ended June 30, 2012 and $35,062 was accrued since the lease inception in November 2011. Under the terms of the lease, the Company also pays monthly triple net operating costs. Minimum future payments under the lease at June 30, 2012 are approximately as follows:

2012	$53,000
2013	108,000
2014	111,000
2015	115,000
2016	118,000
Thereafter	20,000
$525,000

For the six months ended June 30, 2012 and 2011, rent expense amounted to $69,443 and $18,016, respectively.

Effective January 1, 2012, the Company entered into an Employment Agreement (the Agreement) with Richard Rutkowski, its Chief Executive Officer. Unless earlier terminated, the Agreement will continue for a term of three years. Compensation includes an annual salary of $350,000 with annual cost-of-living adjustments, annual cash and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Rutkowski and his family, disability insurance, and term life insurance for the benefit of his dependents. The Agreement may be terminated by the Company without cause as defined in the Agreement whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater.

The Company has agreements with its three independent directors to compensate them annually after the Company’s common stock commenced trading publicly. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value.

The Company’s former legal advisors, Perkins Coie LLP, contacted management on March 26, 2012 to advise that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of the Company’s common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. The claim was denied since, among other defenses, management believes it entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011.

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

Initial Public Offering and Plan of Operation

We intend to pursue development of our technology to enable future sales. These activities range from laboratory research to field development. We intend to create co-development collaborations with established manufacturers and other entities which deploy boilers, furnaces, refineries, or other combustion processes. These collaborations would enable us to work closely with specific industries and operations to apply developed solutions.

In April 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,000,000 shares of common stock at $4.00 per share. In May 2012, as a result of the exercise of the underwriter’s overallotment allowance option, we sold an additional 450,000 shares of common stock. Gross proceeds from the IPO, including proceeds from the exercise of the underwriter’s overallotment allowance option, totaled $13,800,000. Expenses of the offering approximated $2,727,000, including underwriter fees of $1,200,000 paid to MDB Capital Group LLC (MDB) along with a warrant to purchase 345,000 shares of our common stock at $5.00 per share valued at approximately $128,000, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, other underwriter expenses of $35,000, and issuer legal fees of $822,000, which was paid in part through the issuance of 110,000 shares of our common stock to our legal counsel at a price of $4.00 per share.

We intend to use the $11,640,000 of net proceeds from the IPO and stock issued to our legal counsel as follows: approximately $5 million for research and development including related capital expenditures, $1 million for protection of intellectual property, $1.25 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect the net proceeds to be sufficient to fund our activities at least through April 2014. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by up to approximately 20-30 employees; however, this is highly dependent on the nature of our development efforts.  We anticipate adding employees in the areas of research and development, sales and marketing, and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.  We expect capital expenditures to be between $0.5 and $1.0 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.  In addition, we may use a portion of the net proceeds from the IPO to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.  We will have significant discretion in the use of the net proceeds from the IPO.

Research and development of new technologies is, by its nature, unpredictable.  Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from the IPO will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations.  If the net proceeds from the IPO are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to:  additional financing through follow-on stock offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

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

We cannot assure that our technology will be accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Research and Development. The cost of research and development is expensed as incurred. Research and development costs consist of salaries, share based compensation, consulting fees, rent, utilities, depreciation, and consumables.

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

Fair Value of Financial Instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivilents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ending June 30, 2012 and 2011

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $318,000 to $1,025,000 for the three months ended June 30, 2012, referred to herein as Q2 2012, compared to the same period in 2011 (Q2 2011). The Company increased its R&D expenses by $194,000 to $291,000 for Q2 2012. R&D expenses rose due to increased personnel levels and research activities. G&A expenses increased by $124,000 to $734,000 in Q2 2012. This increase resulted primarily from an increase in the level of G&A personnel to complete the Company’s management team thereby increasing compensation expense by $296,000 to $499,000 for Q2 2012, the expense of operating as a public company totaling $194,000 in Q2 2012, offset by a non-recurring Q2 2011 expense of $325,000 paid in the form of common stock issued at $2.20 per share to MDB for consulting services including assistance with building an intellectual property development strategy, retaining appropriate executive personnel, and advising with respect to the development of our business.

Operating expenses increased by approximately $291,000 to $1,890,000 for the six months ended June 30, 2012 compared to the same period in 2011. The Company increased its R&D expenses by $435,000 to $556,000 for the six months ended June 30, 2012. R&D expenses rose due to increased personnel levels and research activities. G&A expenses decreased by approximately $145,000 to $1,334,000 for the six months ended June 30, 2012. This decrease resulted from a non-recurring expense for the six months ended June 30, 2011 of $1,000,000 paid in the form of common stock issued at $2.20 per share to MDB for consulting services including assistance with building an intellectual property development strategy, retaining appropriate executive personnel, and advising with respect to the development of our business. This decrease was offset by an increase in the level of personnel for general and administrative purposes to complete the management team thereby increasing compensation expense by $642,000 to $1,009,000 for the six months ended June 30, 2012 and the expense of operating as a public company totaling $194,000 in Q2 2012.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q2 2012 by approximately $318,000 to $1,025,000 and increased for the six months ended June 30, 2012 by approximately $291,000 to $1,890,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q2 2012 was approximately $1,020,000 as compared to a net loss of $706,000 for Q2 2011, resulting in an increased net loss of $314,000. Our net loss for the six months ended June 30, 2012 was approximately $1,884,000 as compared to a net loss of $1,598,000 for the six months ended June 30, 2011, resulting in an increased net loss of $286,000.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s operations were dependent upon it raising additional capital since it had not generated revenues to date, had no established source of revenue, and had incurred significant losses from operations since inception. This resulted in our independent registered public accounting firm’s issuance of an unqualified opinion upon the audited financial statements at and for the year ended December 31, 2011 with an explanatory paragraph to the effect that there was substantial doubt about ClearSign’s ability to continue as a going concern. Subsequent to issuance of our 2011 audited financial statements, we raised approximately $11,640,000 in net proceeds through the IPO and stock issued to our legal counsel. We believe the net proceeds will be sufficient to fund operations through at least April 2014.

At June 30, 2012, our current assets were in excess of current liabilities resulting in working capital of $10,506,759 compared to working capital of $622,661 at December 31, 2011.

Operating activities for the six months ended June 30, 2012 resulted in cash outflows of approximately $1,125,000 which were due primarily to the loss for the period of $1,884,000, offset primarily by net changes in working capital, exclusive of cash, of $553,000 related primarily to the IPO, services paid with common stock of $159,000, and other non-cash expenses of $47,000. Cash outflows for the six months ended June 30, 2011 of approximately $412,000 were primarily due to the loss for the period of $1,598,000, offset primarily by $1,008,000 of services paid with common stock, and an increase in accounts payable of $182,000.

Investing activities for the six months ended June 30, 2012 resulted in cash outflows of approximately $199,000 for acquisition of fixed assets and development of patents and trademarks. Investing activities for the six months ended June 30, 2011 resulted in cash outflows of approximately $28,000 for acquisition of fixed assets.

Financing activities for the six months ended June 30, 2012 resulted in approximately $11,152,000 of cash inflows related primarily to net cash generated from the IPO of approximately $11,200,000 offset by the extinguishment of all debt totaling $48,000 from the IPO proceeds. Financing activities for the six months ended June 30, 2011 generated net cash of approximately $2,836,000 from a private offering of our common stock through MDB, the placement agent.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The JOBS Act

We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to take advantage of the extended transition period for complying with new or revised accounting standards.

Claim by Perkins Coie LLP

Our former legal advisors, Perkins Coie LLP, contacted us on March 26, 2012 to advise us that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of our common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. We denied the claim since, among other defenses, we believe we entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011. Perkins Coie LLP currently owns 3,555 shares of our common stock which we issued in conjunction with the November 2011 settlement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not a party to any legal proceedings during the six months ended June 30, 2012.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and April 2012 we issued a total of 18,000 shares of common stock having a value of $72,000 to John McFarland, an investor relations consultant in exchange for services rendered and to be rendered in 2012. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and we provided to Mr. McFarland access to the information that registration would otherwise provide.

In April 2012 we issued a total of 110,000 shares of common stock having a value of $440,000 to Richardson & Patel LLP, our legal counsel, in exchange for partial payment of an outstanding account payable resulting from prior services rendered related to the IPO. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and we provided to Richardson & Patel LLP access to the information that registration would otherwise provide.

In June 2012 we issued a total of 20,799 shares of common stock having a value of $102,747 in equal parts to our three independent directors, Lon E. Bell, Ph.D, Stephen E. Pirnat, and Scott P. Isaacson, in exchange for services rendered and to be rendered in 2012 in compliance with their agreements to serve on our board of directors. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and we provided to Dr. Bell and Messrs. Pirnat and Isaacson access to the information that registration would otherwise provide.

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13,800,000 in gross proceeds in the offering and received approximately $11,200,000 after expenses. Total expenses of the offering approximated $2,727,000 of which $2,600,000 were paid in cash and $127,000 was paid in the form of a warrant for the underwriter, MDB. Expenses included underwriter fees of $1,208,000 paid to MDB along with a warrant for the purchase of 345,000 shares of our common stock at $5.00 per share valued at $127,000, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, other underwriter expenses of $35,000, and issuer legal fees of $822,000 paid to our legal counsel. MDB beneficially owned 5.9% of the Company’s common stock at June 30, 2012. Through June 30, 2012, approximately $100,000 of the net proceeds from the offering were used for the purchase or installation of machinery and equipment, $129,000 of the net proceeds from the offering were used for the repayment of indebtedness, $9,000,000 of the net proceeds from the offering were used for temporary investments, and the remaining net proceeds from the offering were used for working capital. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

We intend to use the $11.2 million of net proceeds as follows: approximately $5 million for research and development including related capital expenditures, $1 million for protection of intellectual property, $1.25 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect this to be sufficient to fund our activities at least through April 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: August 6, 2012	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

