Form 10-Q
period 2012-09-30
CLEARSIGN COMBUSTION CORP
filed 2012-11-08
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35521

CLEARSIGN COMBUSTION CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON	26-2056298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 8, 2012 the issuer has 8,752,015 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Balance Sheets as of September 30, 2012 and December 31, 2011(Unaudited)	2
	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and from Inception (January 23, 2008) to September 30, 2012 (Unaudited)	3
	Statement of Stockholders’ Equity from Inception (January 23, 2008) to September 30, 2012 (Unaudited)	4
	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and from Inception (January 23, 2008) to September 30, 2012 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$9,640,327	$929,962
Prepaid expenses	169,540	436,962
Total current assets	9,809,867	1,366,924

Fixed assets, net	388,577	162,173
Patents and other intangible assets	327,896	86,546
Other assets	10,512	20,512

Total Assets	$10,536,852	$1,636,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$158,227	$442,697
Promissory note	-	47,667
Accrued compensation	555,439	253,899
Total current liabilities	713,666	744,263
Deferred rent	35,147	17,475
Total liabilities	748,813	761,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,752,015 and 5,153,216 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	876	516
Additional paid-in capital	17,294,051	5,364,139
Deficit accumulated in the development stage	(7,506,888)	(4,490,238)
Total stockholders' equity	9,788,039	874,417

Total Liabilities and Stockholders' Equity	$10,536,852	$1,636,155

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					For the Period
					from Inception
					(January 23, 2008)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		to
	2012	2011	2012	2011	September 30, 2012

Operating expenses:
Research and development	$331,485	$193,742	$887,039	$313,880	$1,410,996
General and administrative	810,557	598,886	2,144,650	2,078,215	6,114,566

Total operating expenses	1,142,042	792,628	3,031,689	2,392,095	7,525,562

Loss from operations	(1,142,042)	(792,628)	(3,031,689)	(2,392,095)	(7,525,562)

Other income (expense):
Interest income	9,822	1,469	16,378	2,514	20,171
Interest expense	-	-	(1,339)	-	(1,497)

Total other income (expense)	9,822	1,469	15,039	2,514	18,674

Net Loss	$(1,132,220)	$(791,159)	$(3,016,650)	$(2,389,581)	$(7,506,888)

Net Loss per share - basic and
fully diluted	$(0.13)	$(0.16)	$(0.42)	$(0.57)	$(2.14)

Weighted average number of
shares outstanding - basic and
fully diluted	8,752,015	4,976,199	7,209,133	4,195,165	3,506,521

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

For the period from Inception (January 23, 2008) to September 30, 2012

						Deficit
						Accumulated
			Common Stock			in the	Total
	Common Stock		Class B		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity

Shares issued to founders, at no cost	1,065,000	$107	476,000	$48	$33,045	$-	$33,200
Shares issued for services ($0.02 per share)	125,000	13	-	-	2,487	-	2,500
Shares issued for cash ($0.02 per share)	-	-	384,000	38	9,562	-	9,600
Shares issued for cash ($1.80 per share)	467,310	45	-	-	841,106	-	841,151
Shares issued for cash ($2.20 per share)	1,363,364	137	-	-	2,999,237	-	2,999,374
Issuance costs	-	-	-	-	(813,168)	-	(813,168)
Share based payments of warrants	-	-	-	-	111,976	-	111,976
Shares issued for services ($1.80 per share)	146,644	14	-	-	263,943	-	263,957
Shares issued for services ($2.20 per share)	733,523	73	-	-	1,613,671	-	1,613,744
Conversion of shares	1,075,000	108	(860,000)	(86)	(22)	-	-
Share based compensation	177,375	19	-	-	302,302	-	302,321
Net loss	-	-	-	-	-	(4,490,238)	(4,490,238)

Balances at December 31, 2011	5,153,216	516	-	-	5,364,139	(4,490,238)	874,417

Shares issued in initial public offering ($4.00 per share)	3,450,000	345	-	-	13,799,655	-	13,800,000
Issuance costs of initial public offering	-	-	-	-	(2,727,438)	-	(2,727,438)
Share based payments of warrants	-	-	-	-	127,520	-	127,520
Shares issued for services ($4.00 per share)	18,000	1	-	-	71,999	-	72,000
Shares issued to retire payable ($4.00 per share)	110,000	11	-	-	439,989	-	440,000
Shares issued for services ($4.94 per share)	20,799	3	-	-	102,744	-	102,747
Share based compensation	-	-	-	-	115,443	-	115,443
Net loss	-	-	-	-	-	(3,016,650)	(3,016,650)

Balances at September 30, 2012	8,752,015	$876	-	$-	$17,294,051	$(7,506,888)	$9,788,039

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the Period from
			Inception
	For the Nine Months Ended September 30,		(January 23, 2008) to
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(3,016,650)	$(2,389,581)	$(7,506,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	119,252	1,016,638	1,473,133
Share based payments	115,443	139,449	302,539
Depreciation	59,908	17,965	118,157
Deferred rent	17,672	-	35,147
Change in operating assets and liabilities:
Prepaid expenses	322,917	(136,020)	(114,045)
Other assets	10,000	(63,294)	(10,512)
Accounts payable	155,530	273,388	651,981
Accrued compensation	301,540	132,863	670,664
Net cash used in operating activities	(1,914,388)	(1,008,592)	(4,379,824)

Cash flows from investing activities:
Acquisition of fixed assets	(286,312)	(80,245)	(485,499)
Disbursements for patents and other intangible assets	(241,350)	-	(327,896)
Net cash used in investing activities	(527,662)	(80,245)	(813,395)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	11,200,082	2,836,338	14,881,213
Proceeds from issuance of short term promissory note	98,250	-	98,250
Principal payments on promissory notes	(145,917)	-	(145,917)
Net cash provided by financing activities	11,152,415	2,836,338	14,833,546

Net increase in cash and cash equivalents	8,710,365	1,747,501	9,640,327
Cash and cash equivalents, beginning of period	929,962	25	-

Cash and cash equivalents, end of period	$9,640,327	$1,747,526	$9,640,327

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,498	$-	$1,498

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2012, the Company:

•	issued warrants to purchase 345,000 shares of common stock valued at $127,520 as part of an underwriting fee related to the initial public offering,
•	issued 110,000 shares of common stock valued at $440,000 in partial satisfaction of an account payable,
•	issued 12,090 shares of common stock valued at $55,495 to directors and a consultant for services to be performed from October to December 2012.

During the nine months ended September 30, 2011, the Company:

•	issued 263,637 shares of common stock valued at $580,000 and warrants to purchase 136,368 shares of common stock valued at $64,174 for issuance costs related to a common stock offering,
•	issued 52,375 shares of common stock valued at $115,225 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	issued 68,091 shares of common stock valued at $126,476 in order to discharge $99,346 of common stock to be issued at December 31, 2010 and pay rent for the eight months ended August 31, 2011,
•	issued 49,728 shares of common stock valued at $89,510 in order to discharge the common stock to be issued at December 31, 2010,
•	canceled 5,825 shares valued at $10,490 in order to partially discharge common stock to be issued at December31, 2010,
•	made a 125,000 share stock grant to an employee valued at $275,000 which is to be earned from July 2011 to June 2015,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock.

During the period from inception (January 23, 2008) to September 30, 2012, exclusive of the above, the Company:

•	converted a $45,775 account payable to a vendor and acquired a fixed asset valued at $1,734 through a $47,509 interest-bearing promissory note retired in 2012,
•	issued 3,555 shares of common stock valued at $7,821 in partial satisfaction of an account payable,
•	issued 10,834 shares of common stock valued at $19,501 in exchange for equipment.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) is a development stage company located in Seattle, Washington and incorporated in the state of Washington on January 23, 2008. The Company was formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s Electrodynamic Combustion Control™ technology introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2012 and December 31, 2011, the Company determined that there was no impairment.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Potentially dilutive shares outstanding amounted to 920,743 and 578,868 at September 30, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective standards, if adopted, will have a material effect on the financial statements.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2012	2011
Machinery and equipment	$414,516	$142,045
Office furniture and equipment	63,783	25,195
Leasehold improvements	28,435	7,917
Accumulated depreciation	(118,157)	(58,249)
	388,577	116,908
Construction in progress	-	45,265
	$388,577	$162,173

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

Note 5 – Stockholders’ Equity

Common Stock

In April and May 2012, the Company completed an initial public offering (IPO) whereby 3,450,000 shares of common stock were issued at $4.00 per share, which included the exercise of the overallotment allowance by the underwriter, MDB Capital Group LLC (MDB). Gross proceeds from the IPO totaled $13.8 million and net proceeds approximated $11.2 million. Expenses of the offering approximated $2.7 million, including underwriter fees of $1.2 million paid to MDB along with 345,000 warrants to purchase ClearSign’s common stock at $5.00 per share exercisable from April 2013 to April 2017 valued at $128,000, qualified independent underwriter fees of $110,000, underwriter legal fees of $125,000, underwriter expenses of $35,000, and issuer legal fees of $822,000, which was paid in part through the issuance of 110,000 shares of the Company’s common stock to its legal counsel at a price of $4.00 per share.

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

Equity Incentive Plan

In January 2011, the Company adopted an Equity Incentive Plan (the Plan) providing for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Company originally reserved 625,000 shares of common stock for issuance under the Plan. The Plan provides for periodic increases in the number of authorized shares available for issuance under the Plan on the first day of each of the Company’s fiscal quarters beginning October 1, 2011. The quarterly increases are equal to the lesser of 10% of any new shares subsequently issued by the Company or such lesser amount as the Board of Directors shall determine. As of September 30, 2012, the number of shares reserved for issuance under the Plan totaled 985,434 shares. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date.

Outstanding stock option grants at September 30, 2012 and December 31, 2011 totaled 359,375 with 218,750 and 125,000 being vested and exercisable at September 30, 2012 and December 31, 2011, respectively. Stock grants made to date through September 30, 2012 and December 31, 2011 totaled 125,000 with 75,000 and 125,000 at September 30, 2012 and December 31, 2011, respectively, being subject to declining repurchase rights by the Company at $0.0001 per share through June 30, 2015. The recognized compensation expense associated with these grants for the nine months ended September 30, 2012 and 2011 totaled $115,443 and $139,449, respectively. At September 30, 2012, the number of shares reserved under the Plan but unissued totaled 501,059. At September 30, 2012, there was $221,619 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.75 years.

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

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012. Rent payments commenced in March 2012 and will escalate annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $17,672 was accrued during the nine months ended September 30, 2012 and $35,147 was accrued since the lease inception in November 2011. Under the terms of the lease, the Company also pays monthly triple net operating costs. Minimum future payments under the lease at September 30, 2012 are approximately as follows:

2012	$26,000
2013	108,000
2014	111,000
2015	115,000
2016	118,000
Thereafter	20,000
$498,000

For the nine months ended September 30, 2012 and 2011, rent expense amounted to $103,079 and $31,685, respectively.

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

The Company has agreements with its three independent directors to compensate them annually which commenced upon completion of the Company’s IPO. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

·	our limited cash and our history of losses;
·	our ability to achieve profitability;
·	our limited operating history;
·	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
·	customer demand for the products and services we develop;
·	the impact of competitive or alternative products, technologies and pricing;
·	our ability to manufacture any products we develop;
·	general economic conditions and events and the impact they may have on us and our potential customers;
·	our ability to obtain adequate financing in the future;
·	our ability to continue as a going concern;
·	our success at managing the risks involved in the foregoing items; and
·	other factors discussed in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2011 financial statements and related notes included in our registration statement on Form S-1, as amended (the “Registration Statement”), which was filed with the Securities and Exchange Commission on November 14, 2011. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Initial Public Offering and Plan of Operation

We are pursuing development of our technology to enable future sales. These activities entail laboratory research, where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 1,000,000 Btus per hour, and business development and marketing activities with established manufacturers and other entities that use boilers, burners, refinery heaters, and other combustion systems. We intend to create co-development collaborations which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings.

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

The $11,640,000 of net proceeds from the IPO and stock issued to our legal counsel has been used to date as follows: approximately $8,500,000 for the purchase of a 90-day certificate of deposit, $1,048,000 increased cash and money market funds, $1,240,000 for operations, $260,000 for capital expenditures primarily related to research and development machinery and equipment, $205,000 for patents, $258,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. We anticipate that in total the net proceeds will be used as follows: $4 million for research and development including related capital expenditures, $2 million for protection of intellectual property, $1.75 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect the net proceeds to be sufficient to fund our activities at least through April 2014. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by up to approximately 20-30 employees; however, this is highly dependent on the nature of our development efforts.  We anticipate adding employees in the areas of research and development, sales and marketing, and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.  We expect capital expenditures to be between $0.5 and $1.0 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

The amount that we spend for any specific purpose may vary significantly, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.  In addition, we may use a portion of the net proceeds from the IPO to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2012 and 2011

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $349,000 to $1,142,000 for the three months ended September 30, 2012, referred to herein as Q3 2012, compared to the same period in 2011 (Q3 2011). The Company increased its R&D expenses by $138,000 to $331,000 for Q3 2012. R&D expenses rose due to increased personnel levels and research activities. G&A expenses increased by $212,000 to $811,000 in Q3 2012 resulting primarily from the expense of operating as a public company totaling $204,000 in Q3 2012.

Operating expenses increased by approximately $640,000 to $3,032,000 for the nine months ended September 30, 2012 compared to the same period in 2011. The Company increased its R&D expenses by $573,000 to $887,000 for the nine months ended September 30, 2012. R&D expenses rose due to increased personnel levels and research activities. G&A expenses increased by approximately $66,000 to $2,145,000 for the nine months ended September 30, 2012. This increase resulted primarily from an increase in the level of personnel for general and administrative purposes to complete the management team thereby increasing compensation expense by $548,000 to $1,455,000 for the nine months ended September 30, 2012 and the expense of operating as a public company totaling $424,000 in 2012. This increase was offset by a non-recurring expense for the nine months ended September 30, 2011 of $1,000,000 paid in the form of common stock issued at $2.20 per share to MDB for consulting services including assistance with building an intellectual property development strategy, retaining appropriate executive personnel, and advising with respect to the development of our business.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q3 2012 by approximately $349,000 to $1,142,000 and increased for the nine months ended September 30, 2012 by approximately $640,000 to $3,032,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q3 2012 was approximately $1,132,000 as compared to a net loss of $791,000 for Q3 2011, resulting in an increased net loss of $341,000. Our net loss for the nine months ended September 30, 2012 was approximately $3,017,000 as compared to a net loss of $2,390,000 for the nine months ended September 30, 2011, resulting in an increased net loss of $627,000.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s operations were dependent upon it raising additional capital since it had not generated revenues to date, had no established source of revenue, and had incurred significant losses from operations since inception. This resulted in our independent registered public accounting firm’s issuance of an unqualified opinion upon the audited financial statements at and for the year ended December 31, 2011 with an explanatory paragraph to the effect that there was substantial doubt about ClearSign’s ability to continue as a going concern. Subsequent to the issuance of our 2011 audited financial statements, we raised approximately $11,640,000 in net proceeds through the IPO and stock issued to our legal counsel. We believe the net proceeds will be sufficient to fund operations through at least April 2014.

At September 30, 2012, our current assets were in excess of current liabilities resulting in working capital of $9,096,201 compared to working capital of $622,661 at December 31, 2011.

Operating activities for the nine months ended September 30, 2012 resulted in cash outflows of approximately $1,914,000 which were due primarily to the loss for the period of $3,017,000, offset primarily by net changes in working capital, exclusive of cash, of $790,000 related primarily to the IPO and an increase in accrued compensation, services paid with common stock of $235,000, and other non-cash expenses of $77,000. Cash outflows for the nine months ended September 30, 2011 of approximately $1,009,000 were primarily due to the loss for the period of $2,390,000, offset primarily by $1,156,000 of services paid with common stock, and an increase in accounts payable of $273,000.

Investing activities for the nine months ended September 30, 2012 resulted in cash outflows of approximately $528,000 for acquisition of fixed assets and development of patents and other intangible assets. Investing activities for the nine months ended September 30, 2011 resulted in cash outflows of approximately $80,000 for acquisition of fixed assets.

Financing activities for the nine months ended September 30, 2012 resulted in approximately $11,152,000 of cash inflows related primarily to net cash generated from the IPO of approximately $11,200,000 offset by the extinguishment of all debt totaling $48,000 from the IPO proceeds. Financing activities for the nine months ended September 30, 2011 generated net cash of approximately $2,836,000 from a private offering of our common stock through MDB, the placement agent.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of September 30, 2012, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not a party to any legal proceedings during the nine months ended September 30, 2012.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13,800,000 in gross proceeds in the offering and received approximately $11,200,000 after expenses. Through September 30, 2012, the net proceeds from the offering were used as follows: approximately $8,500,000 for the purchase of a 90-day certificate of deposit, $1,048,000 increased cash and money market funds, $1,240,000 for operations, $260,000 for capital expenditures primarily related to research and development machinery and equipment, $205,000 for patents, $258,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness, None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

We anticipate that the $11.2 million of net proceeds will be used as follows: approximately $4 million for research and development including related capital expenditures, $2 million for protection of intellectual property, $1.75 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. We expect this to be sufficient to fund our activities at least through April 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 8, 2012	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

