Form 10-Q
period 2013-03-31
CLEARSIGN COMBUSTION CORP
filed 2013-05-06
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35521

CLEARSIGN COMBUSTION CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON	26-2056298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 6, 2013 the issuer has 8,793,265 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3
	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and from Inception (January 23, 2008) to March 31, 2013 (Unaudited)	4
	Condensed Statement of Stockholders’ Equity from Inception (January 23, 2008) to March 31, 2013 (Unaudited)	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and from Inception (January 23, 2008) to March 31, 2013 (Unaudited)	6
	Notes to Unaudited Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$6,655,000	$8,027,000
Prepaid expenses	158,000	60,000
Total current assets	6,813,000	8,087,000

Fixed assets, net	489,000	400,000
Patents and other intangible assets	780,000	618,000
Other assets	10,000	10,000

Total Assets	$8,092,000	$9,115,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$325,000	$276,000
Accrued compensation and taxes	265,000	168,000
Total current liabilities	590,000	444,000
Deferred rent	34,000	35,000
Total liabilities	624,000	479,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,782,015 and 8,752,015 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	17,503,000	17,314,000
Deficit accumulated in the development stage	(10,036,000)	(8,679,000)
Total stockholders' equity	7,468,000	8,636,000

Total Liabilities and Stockholders' Equity	$8,092,000	$9,115,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (January 23, 2008) to
	2013	2012	March 31, 2013

Operating expenses:
Research and development	$458,000	$264,000	$2,166,000
General and administrative	903,000	600,000	7,899,000

Total operating expenses	1,361,000	864,000	10,065,000

Loss from operations	(1,361,000)	(864,000)	(10,065,000)

Other income (expense):
Interest income	4,000	-	30,000
Interest expense	-	(1,000)	(1,000)

Total other income (expense)	4,000	(1,000)	29,000

Net Loss	$(1,357,000)	$(865,000)	$(10,036,000)

Net Loss per share - basic and fully diluted	$(0.15)	$(0.17)	$(2.50)

Weighted average number of shares outstanding - basic and fully diluted	8,781,348	5,153,315	4,011,703

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

For the period from Inception (January 23, 2008) to March 31, 2013

	Common Stock		Common Stock Class B		Additional	Deficit Accumulated in the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity
Shares issued to founders, at no cost	1,065,000	$-	476,000	$-	$33,000	$-	$33,000
Shares issued for services ($0.02 per share)	125,000	-	-	-	2,000	-	2,000
Shares issued for cash ($0.02 per share)	-	-	384,000	-	10,000	-	10,000
Shares issued for cash ($1.80 per share)	467,310	-	-	-	841,000	-	841,000
Shares issued for cash ($2.20 per share)	1,363,364	-	-	-	2,999,000	-	2,999,000
Issuance costs	-	-	-	-	(813,000)	-	(813,000)
Shares issued in initial public offering ($4.00 per share)	3,450,000	1,000	-	-	13,799,000	-	13,800,000
Issuance costs of initial public offering	-	-	-	-	(2,727,000)	-	(2,727,000)
Share based payments of warrants	-	-	-	-	240,000	-	240,000
Shares issued for services ($1.80 per share)	146,644	-	-	-	264,000	-	264,000
Shares issued for services ($2.20 per share)	733,523	-	-	-	1,614,000	-	1,614,000
Shares issued for services ($4.00 per share)	18,000	-	-	-	72,000	-	72,000
Shares issued for services ($4.94 per share)	20,799	-	-	-	103,000	-	103,000
Shares issued to retire payable ($4.00 per share)	110,000	-	-	-	440,000	-	440,000
Conversion of shares	1,075,000	-	(860,000)	-	-	-	-
Share based compensation	177,375	-	-	-	437,000	-	437,000
Net loss	-	-	-	-	-	(8,679,000)	(8,679,000)

Balances at December 31, 2012	8,752,015	1,000	-	-	17,314,000	(8,679,000)	8,636,000

Shares issued for services ($5.00 per share)	30,000	-	-	-	150,000	-	150,000
Share based compensation	-	-	-	-	39,000	-	39,000
Net loss	-	-	-	-	-	(1,357,000)	(1,357,000)

Balances at March 31, 2013	8,782,015	$1,000	-	$-	$17,503,000	$(10,036,000)	$7,468,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the Period from
			Inception
	For the Three Months Ended March 31,s		(January 23, 2008)
	2013	2012	to March 31, 2013
Cash flows from operating activities:
Net loss	$(1,357,000)	$(865,000)	$(10,036,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	37,000	18,000	1,566,000
Share based payments	39,000	48,000	361,000
Depreciation	52,000	13,000	209,000
Deferred rent	(1,000)	18,000	34,000
Change in operating assets and liabilities:
Prepaid expenses	15,000	(507,000)	(45,000)
Other assets	-	10,000	(10,000)
Accounts payable	49,000	439,000	819,000
Accrued compensation	97,000	205,000	380,000
Net cash used in operating activities	(1,069,000)	(621,000)	(6,722,000)

Cash flows from investing activities:
Acquisition of fixed assets	(141,000)	(26,000)	(677,000)
Disbursements for patents and other intangible assets	(162,000)	(28,000)	(780,000)
Net cash used in investing activities	(303,000)	(54,000)	(1,457,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash, net of offering costs	-	-	14,882,000
Proceeds from issuance of short term promissory note	-	-	98,000
Principal payments on promissory notes	-	(13,000)	(146,000)
Net cash provided by (used in) financing activities	-	(13,000)	14,834,000

Net increase (decrease) in cash and cash equivalents	(1,372,000)	(688,000)	6,655,000
Cash and cash equivalents, beginning of period	8,027,000	930,000	-
Cash and cash equivalents, end of period	$6,655,000	$242,000	$6,655,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,000	$1,000

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2013, the Company:

•	issued 22,500 shares of common stock valued at $113,000 to directors for services to be performed from April to December 2013.

During the period from inception (January 23, 2008) to March 31, 2013, exclusive of the above, the Company:

•	issued warrants to purchase 345,000 shares of common stock valued at $128,000 as part of an underwriting fee related to the initial public offering,
•	issued 110,000 shares of common stock valued at $440,000 in partial satisfaction of an account payable,
•	issued 263,637 shares of common stock valued at $580,000 and warrants to purchase 136,368 shares of common stock valued at $64,000 for issuance costs related to a common stock offering,
•	issued 52,375 shares of common stock valued at $115,000 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	issued 68,091 shares of common stock valued at $126,000 in order to discharge $99,000 of common stock to be issued at December 31, 2010 and pay rent for the eight months ended August 31, 2011,
•	issued 49,728 shares of common stock valued at $90,000 in order to discharge the common stock to be issued at December 31, 2010,
•	canceled 5,825 shares valued at $10,000 in order to partially discharge common stock to be issued at December31, 2010,
•	made stock grants of 50,000 and 75,000 shares to an employee valued at $275,000 which is to be earned from July 2011 to September 2016,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock,
•	converted a $46,000 account payable to a vendor and acquired a fixed asset valued at $2,000 through a $48,000 interest-bearing promissory note retired in 2012,
•	issued 3,555 shares of common stock valued at $8,000 in partial satisfaction of an account payable,
•	issued 10,834 shares of common stock valued at $20,000 in exchange for equipment.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) is a development stage company located in Seattle, Washington and incorporated in the state of Washington on January 23, 2008. The Company was formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s Electrodynamic Combustion Control™ or ECC™ technology introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over thirty months to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded, which has not yet occurred.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2013 and December 31, 2012, the Company determined that there was no impairment.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Potentially dilutive shares outstanding amounted to 1,124,733 and 575,743 at March 31, 2013 and 2012, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2013	2012
Machinery and equipment	$564,000	$444,000
Office furniture and equipment	71,000	71,000
Leasehold improvements	29,000	29,000
Accumulated depreciation	(209,000)	(157,000)
	455,000	387,000
Construction in progress	34,000	13,000
	$489,000	$400,000

Note 4 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2013, the number of shares reserved for issuance under the Plan totaled 985,434 shares. The Plan provides for periodic increases in the number of authorized shares available for issuance under the Plan on the first day of each of the Company’s fiscal quarters. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In January 2013, the Company granted 203,990 stock options under the Plan to certain employees. The stock options have an exercise price of $4.88 per share, the grant date fair value, a contractual life of 10 years, and vest over four years. The fair value of stock options granted in January 2013 estimated on the date of grant using the Black-Scholes option valuation model was $302,000. The recognized compensation expense associated with these grants for the three months ended March 31, 2013 was $19,000.

In January 2013, the Company granted 30,000 shares of common stock under the Plan to its three independent directors in accordance with agreements for board service in 2013. The fair value of the stock at the time of grant was $5.00 per share for a total value of $150,000 which the Company will recognize in general and administrative expense on a quarterly basis in 2013, including $37,000 for the three months ended March 31, 2013.

Outstanding stock option grants at March 31, 2013 and December 31, 2012 totaled 563,365 and 359,375 with 263,337 and 242,188 being vested and exercisable at March 31, 2013 and December 31, 2012, respectively. Stock grants made to date through March 31, 2013 and December 31, 2012 totaled 175,799 shares and 145,799 shares, respectively. Of these amounts, 56,000 and 60,000 at March 31, 2013 and December 31, 2012, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three months ended March 31, 2013 and 2012 totaled $39,000 and $48,000, respectively. At March 31, 2013, the number of shares reserved under the Plan but unissued totaled 246,270. At March 31, 2013, there was $463,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

Warrants

The Company has the following warrants outstanding at March 31, 2013:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$0.00	80,000	$1.80	7.89
$0.00	136,368	$2.20	3.11
$0.00	345,000	$5.00	4.07
	561,368

Note 5 – Related Party Transactions

For the three months ended March 31, 2013 and 2012 and for the period from inception (January 23, 2008) to

March 31, 2013, the Company paid consulting fees of $30,000, $30,000 and $329,000, respectively, to the Alternative Energy Resource Alliance, a non-profit organization whose executive director is David Goodson. In exchange, Mr. Goodson provides services as the Company’s Chief Science Officer. Mr. Goodson is a director and co-founder of the Company and, through an irrevocable trust, a significant beneficial owner of the Company's common stock.

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012. Rent payments commenced in March 2012 and will escalate annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $17,000 was accrued for the three months ended March 31, 2012 and for the three months ended March 31, 2013 the deferred rent was reduced by $1,000. Under the terms of the lease, the Company will also pay monthly triple net operating costs which currently approximates $2,000 per month. Minimum future payments under these leases at March 31, 2013 are as follows:

2013	$81,000
2014	111,000
2015	115,000
2016	118,000
2017	20,000
$445,000

For the three months ended March 31, 2013 and 2012, rent expense amounted to $34,000 and $36,000, respectively.

Effective January 1, 2012, the Company entered into an Employment Agreement (the Agreement) with Richard Rutkowski, its Chief Executive Officer. Unless earlier terminated, the Agreement will continue for a term of three years. Compensation includes an annual salary of $355,000 with annual cost-of-living adjustments, annual cash and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Rutkowski and his family, disability insurance, and term life insurance for the benefit of his dependents. Mr. Rutkowski’s employment may be terminated by the Company without cause under certain circumstances, as defined in the Agreement. If Mr. Rutkowski’s employment is terminated without cause, a severance payment would be due in the amount of compensation that would have been due had his employment not been terminated or one year of the current annual compensation, whichever is greater.

The Company has agreements with its three independent directors to compensate them annually after the Company’s common stock commenced trading publicly. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value.

The Company’s former legal advisors, Perkins Coie LLP, previously advised the Company that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of the Company’s common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. The claim was denied since, among other defenses, management believes it entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our annual report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a development stage company located in Seattle, Washington. We were formed for the purpose of developing a technology that improves both the energy efficiency and emissions control characteristics of combustion systems. To date, our operations have been funded through sales of our common stock. We have earned no revenue since inception on January 23, 2008.

Plan of Operation

We are pursuing development of our technology to enable future sales. These activities entail laboratory research, where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 1,000,000 BTUs per hour, and business development and marketing activities with established manufacturers and other entities that use boilers, burners, refinery heaters, and other combustion systems. We intend to create co-development collaborations which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings. In April 2013, we announced our intention to enter into a development agreement with Grandeg, a European manufacturer of commercial wood pellet boiler systems. Under the agreement, we will develop solutions based on our ECC technology for both retrofit into existing Grandeg biomass boilers as well as for integration into new product designs. Grandeg has indicated its intent to provide up to $500,000 in funding to support a phased initial project that is expected to begin upon execution of a definitive agreement with the goal of releasing a first commercial solution to the market during 2014. While a definitive agreement is expected to be executed by June 2013, there is no assurance that terms will be reached or a final agreement executed.

In April and May 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after reflecting certain costs paid with common stock, net proceeds of $11.6 million. The net proceeds have been used as follows through March 31, 2013: approximately $6,000,000 for the purchase of short-term certificates of deposit, $624,000 increased cash and money market funds, $3,580,000 for operations, $412,000 for capital expenditures primarily related to research and development machinery and equipment, $657,000 for patents, $238,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. We anticipate that in total the net proceeds will be used as follows: $4 million for research and development including related capital expenditures, $2 million for protection of intellectual property, $1.75 million for exploration of market opportunities, and the balance for working capital and general corporate purposes. In addition, we may use a portion of the net proceeds from the IPO to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We expect the net proceeds from the IPO to be sufficient to fund our activities at least through April 2014. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by up to approximately 20-30 employees; however, this is highly dependent on the nature of our development efforts.  We anticipate adding employees in the areas of research and development, sales and marketing, and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.  We expect capital expenditures to be between $0.5 and $1.0 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

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

Development Stage Enterprise. The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to design and develop new technologies in combustion systems and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since January 23, 2008 have been considered as part of the Company's development stage activities.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2013 and 2012

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $497,000 to $1,361,000 for the three months ended March 31, 2013, referred to herein as Q1 2013, compared to the same period in 2012 (Q1 2012). The Company increased its R&D expenses by $194,000 to $458,000 for Q1 2013. R&D expenses rose primarily due to increased compensation of $143,000 related to increased personnel levels and $35,000 of increased depreciation expense. G&A expenses increased by $303,000 to $903,000 in Q1 2013 resulting primarily from the expense of operating as a public company, which totaled $296,000 in Q1 2013.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q1 2013 by approximately $497,000 to $1,361,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q1 2013 was approximately $1,357,000 as compared to a net loss of $865,000 for Q1 2012, resulting in an increased net loss of $492,000.

Liquidity and Capital Resources

At March 31, 2013, our cash and cash equivalent balance totaled $6,655,000 compared to $8,027,000 at December 31, 2012. We expect this sum to be sufficient to fund our activities at least through April 2014. Although we are pursuing co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent co-development agreement funding is insufficient to raise adequate funds, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration with the Securities and Exchange Commission (SEC) on May 6, 2013 that, once declared effective by the SEC, will allow the Company to issue up to an aggregate of thirty million dollars of common stock, preferred stock or warrants from time to time as market conditions permit. This equity funding would be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At March 31, 2013, our current assets were in excess of current liabilities resulting in working capital of $6,223,000 compared to $7,643,000 at December 31, 2012.

Operating activities for the three months ended March 31, 2013 resulted in cash outflows of $1,069,000 which were due primarily to the loss for the period of $1,357,000, offset by net changes in working capital, exclusive of cash, of $161,000 related to an increase in accrued compensation, services paid with common stock and stock options of $76,000, and other non-cash expenses of $42,000. Operating cash outflows for the three months ended March 31, 2012 of $621,000 were primarily due to the loss for the period of $865,000, offset by net changes in working capital, exclusive of cash, of $147,000 related to capitalized costs associated with our IPO, $66,000 of services paid with common stock and stock options, and other non-cash expenses of $31,000.

Investing activities for the three months ended March 31, 2013 resulted in cash outflows of $303,000 for acquisition of fixed assets and development of patents and other intangible assets. Investing activities for the three months ended March 31, 2012 resulted in cash outflows of approximately $54,000 for acquisition of fixed assets and development of patents and other intangible assets.

Financing activities for the three months ended March 31, 2013 and 2012 were immaterial.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Our former legal advisors, Perkins Coie LLP, previously advised us that they believe TWB Investment Partnership II, L.P., a party related to Perkins Coie LLP, has the right to acquire 25,250 shares of our common stock at $0.02 per share pursuant to an engagement letter dated December 4, 2007. We denied the claim since, among other defenses, we believe we entered into a full settlement of all amounts owed to Perkins Coie LLP in November 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on February 22, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4.00 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13,800,000 in gross proceeds in the offering and received approximately $11,200,000 after expenses. Through March 31, 2013, the net proceeds from the offering were used as follows: approximately $6,000,000 for the purchase of short-term certificates of deposit, $624,000 increased cash and money market funds, $3,580,000 for operations, $412,000 for capital expenditures primarily related to research and development machinery and equipment, $657,000 for patents, $238,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

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

On May 2, 2013, we issued 11,250 shares of common stock having a value of $103,000 to John McFarland, an investor relations consultant, in exchange for services rendered and to be rendered in 2013. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and we provided to Mr. McFarland access to the information that registration would otherwise provide.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Approval of the 2013 Consultant Stock Plan

On May 2, 2013, the Company's shareholders approved the C1earSign Combustion Corporation 2013 Consultant Stock Plan (the "Plan"), to be administered by the Compensation Committee of the Company's Board of Directors. The Plan authorizes the issuance of up to 75,000 shares of the Company's Common Stock to individuals providing the Company with consulting services.

The above description of the Plan is qualified in its entirety by the terms and conditions of the Plan attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

10.1	ClearSign Combustion Corporation 2013 Consultant Stock Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 6, 2013	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

