Form 10-Q
period 2013-09-30
CLEARSIGN COMBUSTION CORP
filed 2013-11-12
CIK 1434524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 11, 2013 the issuer has 8,810,674 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from Inception (January 23, 2008) to September 30, 2013 (unaudited)	4

	Condensed Statement of Stockholders’ Equity for the period from Inception (January 23, 2008) to September 30, 2013 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from Inception (January 23, 2008) to September 30, 2013 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation
(a Development Stage Company)

Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,989,000	$8,027,000
Prepaid expenses	225,000	60,000
Total current assets	4,214,000	8,087,000

Fixed assets, net	416,000	400,000
Patents and other intangible assets	1,216,000	618,000
Other assets	10,000	10,000

Total Assets	$5,856,000	$9,115,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$205,000	$276,000
Accrued compensation and taxes	706,000	168,000
Total current liabilities	911,000	444,000
Deferred rent	33,000	35,000
Total liabilities	944,000	479,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 8,810,674 and 8,752,015 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	17,715,000	17,314,000
Deficit accumulated in the development stage	(12,804,000)	(8,679,000)
Total stockholders' equity	4,912,000	8,636,000

Total Liabilities and Stockholders' Equity	$5,856,000	$9,115,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation
(a Development Stage Company)

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from Inception (January 23, 2008) to September 30,
	2013	2012	2013	2012	2013

Co-development revenue	$50,000	$-	$50,000	$-	$50,000
Cost of co-development revenue	34,000	-	34,000	-	34,000

Gross profit	16,000	-	16,000	-	16,000

Operating expenses:
Research and development	470,000	331,000	1,466,000	887,000	3,174,000
General and administrative	911,000	811,000	2,685,000	2,145,000	9,681,000

Total operating expenses	1,381,000	1,142,000	4,151,000	3,032,000	12,855,000

Loss from operations	(1,365,000)	(1,142,000)	(4,135,000)	(3,032,000)	(12,839,000)

Other income (expense):
Interest income	3,000	10,000	10,000	16,000	36,000
Interest expense	-	-	-	(1,000)	(1,000)

Total other income (expense)	3,000	10,000	10,000	15,000	35,000

Net Loss	$(1,362,000)	$(1,132,000)	$(4,125,000)	$(3,017,000)	$(12,804,000)

Net Loss per share - basic and fully diluted	$(0.15)	$(0.13)	$(0.47)	$(0.42)	$(2.89)

Weighted average number of shares outstanding - basic and fully diluted	8,801,402	8,752,015	8,790,801	7,209,133	4,432,985

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation
(a Development Stage Company)

Condensed Statement of Stockholders' Equity
(Unaudited)
For the period from Inception (January 23, 2008) to September 30, 2013

			Common Stock			Deficit Accumulated in the	Total
	Common Stock		Class B		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity
Shares issued to founders, at no cost	1,065,000	$-	476,000	$-	$33,000	$-	$33,000
Shares issued for services ($0.02 per share)	125,000	-	-	-	2,000	-	2,000
Shares issued for cash ($0.02 per share)	-	-	384,000	-	10,000	-	10,000
Shares issued for cash ($1.80 per share)	467,310	-	-	-	841,000	-	841,000
Shares issued for cash ($2.20 per share)	1,363,364	-	-	-	2,999,000	-	2,999,000
Issuance costs	-	-	-	-	(813,000)	-	(813,000)
Shares issued in initial public offering ($4.00 per share)	3,450,000	1,000	-	-	13,799,000	-	13,800,000
Issuance costs of initial public offering	-	-	-	-	(2,727,000)	-	(2,727,000)
Share based payments of warrants	-	-	-	-	240,000	-	240,000
Shares issued for services ($1.80 per share)	146,644	-	-	-	264,000	-	264,000
Shares issued for services ($2.20 per share)	733,523	-	-	-	1,614,000	-	1,614,000
Shares issued for services ($4.00 per share)	18,000	-	-	-	72,000	-	72,000
Shares issued for services ($4.94 per share)	20,799	-	-	-	103,000	-	103,000
Shares issued to retire payable ($4.00 per share)	110,000	-	-	-	440,000	-	440,000
Conversion of shares	1,075,000	-	(860,000)	-	-	-	-
Share based compensation	177,375	-	-	-	437,000	-	437,000
Net loss	-	-	-	-	-	(8,679,000)	(8,679,000)

Balances at December 31, 2012	8,752,015	1,000	-	-	17,314,000	(8,679,000)	8,636,000

Shares issued for services ($5.00 per share)	30,000	-	-	-	150,000	-	150,000
Shares issued for services ($9.12 per share)	11,250	-	-	-	102,000	-	102,000
Shares issued upon exercise of warrant ($2.20 per share)	17,409	-	-	-	39,000	-	39,000
Share based compensation	-	-	-	-	110,000	-	110,000
Net loss	-	-	-	-	-	(4,125,000)	(4,125,000)

Balances at September 30, 2013	8,810,674	$1,000	-	$-	$17,715,000	$(12,804,000)	$4,912,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation
(a Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from Inception (January 23, 2008) to
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(4,125,000)	$(3,017,000)	$(12,804,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	181,000	119,000	1,710,000
Share based payments	110,000	116,000	432,000
Depreciation	154,000	60,000	311,000
Abandonment of capitalized patent	4,000	-	4,000
Deferred rent	(2,000)	18,000	33,000
Change in operating assets and liabilities:
Prepaid expenses	(94,000)	323,000	(154,000)
Other assets	-	10,000	(10,000)
Accounts payable	(71,000)	156,000	699,000
Accrued compensation	538,000	301,000	821,000
Net cash used in operating activities	(3,305,000)	(1,914,000)	(8,958,000)

Cash flows from investing activities:
Acquisition of fixed assets	(170,000)	(286,000)	(706,000)
Disbursements for patents and other intangible assets	(602,000)	(242,000)	(1,220,000)
Net cash used in investing activities	(772,000)	(528,000)	(1,926,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash, net of offering costs	39,000	11,200,000	14,921,000
Proceeds from issuance of short term promissory note	-	98,000	98,000
Principal payments on promissory notes	-	(146,000)	(146,000)
Net cash provided by financing activities	39,000	11,152,000	14,873,000

Net increase (decrease) in cash and cash equivalents	(4,038,000)	8,710,000	3,989,000
Cash and cash equivalents, beginning of period	8,027,000	930,000	-

Cash and cash equivalents, end of period	$3,989,000	$9,640,000	$3,989,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,000	$1,000

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2013, the Company:

•	issued 30,000 shares of common stock valued at $150,000 to directors for services to be performed in 2013, and
•	issued 11,250 shares of common stock valued at $102,000 to a consultant for services to be performed from April to December 2013.

During the nine months ended September 30, 2012, the Company:

•	issued warrants to purchase 345,000 shares of common stock valued at $128,000 as part of an underwriting fee related to the initial public offering,
•	issued 110,000 shares of common stock valued at $440,000 in partial satisfaction of an account payable,
•	issued 20,799 shares of common stock valued at $103,000 to directors for services performed from April to December 2012, and
•	issued 18,000 shares of common stock valued at $72,000 to a consultant for services performed in 2012.

During the period from inception (January 23, 2008) to September 30, 2013, exclusive of the above, the Company:

•	issued 263,637 shares of common stock valued at $580,000 and warrants to purchase 136,368 shares of common stock valued at $64,000 for issuance costs related to a common stock offering,
•	issued 454,547 shares of common stock valued at $1,000,000 to MDB Capital Group LLC for consulting services in 2011,
•	issued 52,375 shares of common stock valued at $115,000 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	issued 68,091 shares of common stock valued at $126,000 in order to discharge $99,000 of common stock to be issued at December 31, 2010 and pay rent for the eight months ended August 31, 2011,
•	issued 49,728 shares of common stock valued at $90,000 in order to discharge the common stock to be issued at December 31, 2010,
•	canceled 5,825 shares valued at $10,000 in order to partially discharge common stock to be issued at December 31, 2010,
•	made stock grants of 50,000 and 75,000 shares to an employee valued at $275,000 which is to be earned from July 2011 to September 2016,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock,
•	converted a $46,000 account payable to a vendor and acquired a fixed asset valued at $2,000 through a $48,000 interest-bearing promissory note retired in 2012,
•	issued 3,555 shares of common stock valued at $8,000 in partial satisfaction of an account payable,
•	issued 10,834 shares of common stock valued at $20,000 in exchange for equipment, and
•	issued 2,000 shares of common stock valued at $4,000 to a consultant for services performed in 2011.

The accompanying notes are an integral part of these condensed financial statements.

  ClearSign Combustion Corporation
(a Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) is a development stage company located in Seattle, Washington and incorporated in the state of Washington on January 23, 2008. The Company was formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s primary technologies include its  Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness, and its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation.

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

Development Stage Enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to design and develop new technologies in combustion systems and its planned principal operations have not yet commenced. The Company has not generated any significant revenues from operations and has no assurance of any future revenues. All losses accumulated since January 23, 2008 have been considered as part of the Company's development stage activities.

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

Revenue Recognition

The Company recognizes revenue on co-development agreements using the percentage completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since these projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipt is probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known.

Cost of Revenue

Cost of co-development revenue includes both direct and allocated indirect costs of completing the scope of work of co-development agreements. Direct costs include labor, materials and other costs incurred directly in fulfilling co-development agreements. Indirect costs include labor, rent, depreciation and other costs associated with operating the Company. Due to the nature of the work involved, the cost of co-development projects may fluctuate substantially from period to period.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. During the nine months ended September 30, 2013, the Company recorded an impairment loss of $4,000 from abandonment of a capitalized patent. As of December 31, 2012, the Company determined that there was no impairment.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. Potentially dilutive shares outstanding amounted to 1,107,324 and 920,743 at September 30, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective standards, if adopted, will have a material effect on the financial statements.

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).  An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1 billion, if it issues more than $1 billion in non-convertible debt in a three year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2013, the market value of its common stock that is held by non-affiliates totaled $60 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2013	2012
Machinery and equipment	$596,000	$444,000
Office furniture and equipment	91,000	71,000
Leasehold improvements	30,000	29,000
Accumulated depreciation	(311,000)	(157,000)
	406,000	387,000
Construction in progress	10,000	13,000
	$416,000	$400,000

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2013, the number of shares reserved for issuance under the Plan totaled 989,559 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In January 2013, the Company granted 203,990 stock options under the Plan to certain employees. The stock options have an exercise price of $4.88 per share, the grant date fair value, a contractual life of 10 years, and vest over four years. The fair value of stock options granted in January 2013 estimated on the date of grant using the Black-Scholes option valuation model was $302,000. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2013 was $19,000 and $57,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	33%
Forfeiture rate	13%
Weighted average risk-free interest rate	1.29%
Expected dividend rate	-

In January 2013, the Company granted 30,000 shares of common stock from the Plan to its three independent directors in accordance with agreements for board service in 2013. The fair value of the stock at the time of grant was $5.00 per share for a total value of $150,000 which the Company will recognize in general and administrative expense on a quarterly basis in 2013, including $37,000 and $112,000 for the three and nine months ended September 30, 2013, respectively.

Outstanding stock option grants at September 30, 2013 and December 31, 2012 totaled 563,365 and 359,375 with 305,636 and 242,188 being vested and exercisable at September 30, 2013 and December 31, 2012, respectively. Stock grants made to date through September 30, 2013 and December 31, 2012 totaled 175,799 shares and 145,799 shares, respectively. Of these amounts, 48,000 and 60,000 at September 30, 2013 and December 31, 2012, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2013 and 2012 and for the period from inception (January 23, 2008) to September 30, 2013 totaled $35,000, $110,000, $20,000, $115,000, and $432,000, respectively. At September 30, 2013, the number of shares reserved under the Plan but unissued totaled 250,395. At September 30, 2013, there was $393,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

Consultant Stock Plan

On May 2, 2013, the shareholders approved the 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on the date of adoption of May 2, 2013 and September 30, 2013 totaled 75,000 and 75,113 shares, respectively. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  The Company granted 11,250 shares from the Consultant Plan to a consultant for 2013 services. The fair value of the stock at the time of grant was $9.12 per share for a total value of $102,000 which the Company will recognize in general and administrative expense on a quarterly basis over the remainder of 2013. The Consultant Plan expense for the three and nine months ended September 30, 2013 was $34,000 and $68,000, respectively.

Warrants

The Company has the following warrants outstanding at September 30, 2013:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	7.39
$2.20	118,959	$2.20	2.61
$5.00	345,000	$5.00	3.57
	543,959	$3.92

In August 2013, a warrant to purchase 17,409 shares of common stock at $2.20 per share was exercised whereby the Company received $39,000 in proceeds.

Note 5 – Related Party Transactions

For the three and nine months ended September 30, 2013 and 2012 and for the period from inception (January 23, 2008) to September 30, 2013, the Company incurred consulting fees of $30,000, $90,000, $30,000, $90,000 and $389,000, respectively, to the Alternative Energy Resource Alliance, a non-profit organization whose executive director is David Goodson. In exchange, Mr. Goodson provides services as the Company’s Chief Science Officer. Mr. Goodson is a director and co-founder of the Company and, through an irrevocable trust, a significant beneficial owner of the Company's common stock.

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012. Rent payments commenced in March 2012 and rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $18,000 was accrued for the nine months ended September 30, 2012 and for the nine months ended September 30, 2013 the deferred rent was reduced by $2,000. Under the terms of the lease, the Company also pays triple net operating costs which currently approximate $2,000 per month. Minimum future payments under the lease at September 30, 2013 are as follows:

2013	$27,000
2014	111,000
2015	115,000
2016	118,000
2017	20,000
$391,000

For the three and nine months ended September 30 2013 and 2012 and for the period from inception (January 23, 2008) to September 30, 2013, rent expense amounted to $34,000, $101,000, $34,000, $103,000 and $374,000, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

⋅	our limited cash and our history of losses;
⋅	our ability to achieve profitability;
⋅	our limited operating history;
⋅	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
⋅	customer demand for the products and services we develop;
⋅	the impact of competitive or alternative products, technologies and pricing;
⋅	our ability to manufacture any products we develop;
⋅	general economic conditions and events and the impact they may have on us and our potential customers;
⋅	our ability to obtain adequate financing in the future;
⋅	our ability to continue as a going concern;
⋅	our success at managing the risks involved in the foregoing items; and
⋅	other factors discussed in this report.

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

OVERVIEW

We are a development stage company located in Seattle, Washington. We were formed to design, develop and market technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s primary technologies include its Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness, and its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. To date, our operations have been funded primarily through sales of our common stock. We have earned no significant revenue since inception on January 23, 2008.

Plan of Operation

We are pursuing development of our technology to enable future sales. These activities entail laboratory research, where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 1,000,000 BTUs per hour, and business development and marketing activities with established manufacturers and other entities that use boilers, solid fuel burners, refinery heaters, and other combustion systems. We intend to enter into collaborative arrangements which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings. In April and July 2013, we announced our intention to enter into development agreements  in phased projects  with companies engaged in solid fuel combustion to develop solutions based on our ECC technology. Based upon our letter of intent and customer instruction, we commenced the first phase of a project prior to the execution of a definitive agreement and have received $50,000 of compensation in the quarter ended September 30, 2013. However, there is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed.

In April and May 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after reflecting certain costs paid with common stock, net proceeds of $11.6 million. The net proceeds have been used as follows through September 30, 2013: approximately $3,000,000 for the purchase of short-term certificates of deposit, $958,000 increased cash and money market funds, $5,740,000 for operations, $482,000 for capital expenditures primarily related to research and development machinery and equipment, $1,092,000 for patents, $238,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. We expect the net proceeds from the IPO to be sufficient to fund our activities at least through April 2014. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 13 full-time employees and anticipate continuing to increase the number of employees as required in the areas of research and development, sales and marketing, and general and administrative functions required to support our efforts. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.  We expect capital expenditures to be between $0.5 and $1.0 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

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

Development Stage Enterprise. The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to design and develop new technologies in combustion systems and its planned principal operations have not yet commenced. The Company has not generated any significant revenues from operations and has no assurance of any future revenues. All losses accumulated since January 23, 2008 have been considered as part of the Company's development stage activities.

Revenue Recognition. The Company recognizes revenue on co-development agreements using the percentage completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since our projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipt is probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known.

Cost of Revenue. Cost of co-development revenue includes both direct and allocated indirect costs of completing the scope of work of co-development agreements. Direct costs include labor, materials and other costs incurred directly in fulfilling co-development agreements. Indirect costs include labor, rent, depreciation and other costs associated with operating the Company. Due to the nature of the work involved, the cost of co-development projects may fluctuate substantially from period to period.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2013 and 2012

Revenue, Cost of Revenue, and Gross Profit. The Company reported its first revenue in the quarter ended September 30, 2013. The $50,000 of revenue resulted from a solid fuel burner co-development project and resulted in a gross profit of $16,000.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $239,000 to $1,381,000 for the three months ended September 30, 2013 (Q3 2013) compared to the same period in 2012 (Q3 2012). The Company increased its R&D expenses by $139,000 to $470,000 for Q3 2013. R&D expenses rose primarily due to increased compensation of $92,000 related to increased personnel levels, increased consumables and testing materials cost of $59,000, and increased depreciation expense of $21,000, offset by a decrease in consulting expense of $41,000. G&A expenses increased by $100,000 to $911,000 in Q3 2013 resulting primarily from $51,000 from increased personnel levels and $73,000 of increased marketing costs, offset by a decrease in intellectual property consulting expense of $27,000.

Operating expenses increased by $1,119,000 to $4,151,000 for the nine months ended September 30, 2013 compared to the same period in 2012. The Company increased its R&D expenses by $579,000 to $1,466,000 for the nine months ended September 30, 2013. R&D expenses rose due primarily to increased compensation of $363,000 related to increased personnel levels, increased consumables and testing materials cost of $182,000, and increased depreciation expense of $87,000, offset by a decrease in consulting expense of $111,000. G&A expenses increased by $540,000 to $2,685,000 for the nine months ended September 30, 2013 resulting primarily from the expense of operating as a public company which increased by $320,000 since the Company completed its IPO in April 2012. Further, G&A expenses increased $74,000 from increased personnel levels and $137,000 from increased marketing costs.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q3 2013 by $223,000 to $1,365,000 and increased for the nine months ended September 30, 2013 by $1,103,000 to $4,135,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q3 2013 was $1,362,000 as compared to a net loss of $1,132,000 for Q3 2012, resulting in an increased net loss of $230,000, and our net loss for the nine months ended September 30, 2013 was $4,125,000 as compared to a net loss of $3,017,000 for Q3 2012, resulting in an increased net loss of $1,108,000.

Liquidity and Capital Resources

At September 30, 2013, our cash and cash equivalent balance totaled $3,989,000 compared to $8,027,000 at December 31, 2012. This cash reduction reflected our continued costs in research and development of our technology to enable future sales. We expect this sum to be sufficient to fund our activities at least through April 2014. Although we are pursuing co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent co-development agreement funding is insufficient to raise adequate funds, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC) on May 6, 2013 that was declared effective on May 30, 2013. The registration statement allows the Company to offer up to an aggregate of thirty million dollars of common stock, preferred stock or warrants from time to time as market conditions permit. This equity funding would be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At September 30, 2013, our current assets were in excess of current liabilities resulting in working capital of $3,303,000 compared to $7,643,000 at December 31, 2012.

Operating activities for the nine months ended September 30, 2013 resulted in cash outflows of $3,305,000 which were due primarily to the loss for the period of $4,125,000, offset by net changes in working capital, exclusive of cash, of $373,000 related primarily to an increase in accrued compensation, services paid with common stock and stock options of $291,000, and other non-cash expenses of $156,000. Operating cash outflows for the nine months ended September 30, 2012 of $1,914,000 were primarily due to the loss for the period of $3,017,000, offset by net changes in working capital, exclusive of cash, of $790,000 related primarily to capitalized costs associated with our IPO and an increase in accrued compensation, $235,000 of services paid with common stock and stock options, and other non-cash expenses of $78,000.

Investing activities for the nine months ended September 30, 2013 resulted in cash outflows of $772,000 for acquisition of fixed assets and development of patents and other intangible assets. Investing activities for the nine months ended September 30, 2012 resulted in cash outflows of approximately $528,000 for acquisition of fixed assets and development of patents and other intangible assets.

Financing activities for the nine months ended September 30, 2013 resulted in $39,000 of cash inflows from the exercise of a warrant to purchase 17,409 common shares of stock at $2.20 per share. Financing activities for the nine months ended September 30, 2012 resulted in $11,152,000 of cash inflows from the IPO of approximately $11,200,000 offset by extinguishment of debt totaling $48,000 from the IPO proceeds.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on February 22, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”).  The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4.00 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13,800,000 in gross proceeds in the offering and received approximately $11,200,000 after expenses. Through September 30, 2013, the net proceeds from the offering were used as follows: approximately $3,000,000 for the purchase of short-term certificates of deposit, $958,000 increased cash and money market funds, $5,740,000 for operations, $482,000 for capital expenditures primarily related to research and development machinery and equipment, $1,092,000 for patents, $238,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

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

101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 11, 2013	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

