Form 10-Q
period 2014-03-31
CLEARSIGN COMBUSTION CORP
filed 2014-05-08
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 8, 2014 the issuer has 9,631,913 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Financial Statements	2

	Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	2

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from Inception (January 23, 2008) to March 31, 2014 (Unaudited)	3

	Condensed Statement of Stockholders’ Equity for the period from Inception (January 23, 2008) to March 31, 2014 (Unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from Inception (January 23, 2008) to March 31, 2014 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$6,503,000	$2,688,000
Prepaid expenses	42,000	118,000
Total current assets	6,545,000	2,806,000

Fixed assets, net	386,000	427,000
Patents and other intangible assets	1,779,000	1,459,000
Other assets	10,000	10,000

Total Assets	$8,720,000	$4,702,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$284,000	$297,000
Accrued compensation and taxes	322,000	586,000
Total current liabilities	606,000	883,000
Deferred rent	40,000	31,000
Total liabilities	646,000	914,000

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 9,631,913 and 8,810,674 shares issued and
outstanding at March 31, 2014 and December 31, 2013, respectively	1,000	1,000
Additional paid-in capital	23,683,000	17,751,000
Deficit accumulated in the development stage	(15,610,000)	(13,964,000)
Total stockholders' equity	8,074,000	3,788,000

Total Liabilities and Stockholders' Equity	$8,720,000	$4,702,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (January 23, 2008) to
	2014	2013	March 31, 2014

Co-development revenue	$-	$-	$93,000
Cost of co-development revenue	-	-	88,000

Gross profit	-	-	5,000

Operating expenses:
Research and development	607,000	458,000	4,165,000
General and administrative	1,040,000	903,000	11,487,000

Total operating expenses	1,647,000	1,361,000	15,652,000

Loss from operations	(1,647,000)	(1,361,000)	(15,647,000)

Other income (expense):
Interest income	1,000	4,000	38,000
Interest expense	-	-	(1,000)

Total other income (expense)	1,000	4,000	37,000

Net Loss	$(1,646,000)	$(1,357,000)	$(15,610,000)

Net Loss per share - basic and fully diluted	$(0.18)	$(0.15)	$(3.26)

Weighted average number of shares outstanding - basic and fully diluted	9,060,163	8,781,348	4,795,460

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statement of Stockholders' Equity

(Unaudited)

For the period from Inception (January 23, 2008) to March 31, 2014

	Common Stock		Common Stock Class B		Additional	Deficit Accumulated in the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Stage	Equity
Shares issued to founders, at no cost	1,065,000	$-	476,000	$-	$33,000	$-	$33,000
Shares issued for services ($0.02 per share)	125,000	-	-	-	2,000	-	2,000
Shares issued for cash ($0.02 per share)	-	-	384,000	-	10,000	-	10,000
Shares issued for cash ($1.80 per share)	467,310	-	-	-	841,000	-	841,000
Shares issued for cash ($2.20 per share)	1,363,364	-	-	-	2,999,000	-	2,999,000
Issuance costs	-	-	-	-	(813,000)	-	(813,000)
Shares issued in initial public offering ($4.00 per share)	3,450,000	1,000	-	-	13,799,000	-	13,800,000
Issuance costs of initial public offering	-	-	-	-	(2,727,000)	-	(2,727,000)
Share based payments of warrants	-	-	-	-	240,000	-	240,000
Shares issued for services ($1.80 per share)	146,644	-	-	-	264,000	-	264,000
Shares issued for services ($2.20 per share)	733,523	-	-	-	1,614,000	-	1,614,000
Shares issued for services ($4.00 per share)	18,000	-	-	-	72,000	-	72,000
Shares issued for services ($4.94 per share)	20,799	-	-	-	103,000	-	103,000
Shares issued for services ($5.00 per share)	30,000	-	-	-	150,000	-	150,000
Shares issued for services ($9.12 per share)	11,250	-	-	-	102,000	-	102,000
Shares issued upon exercise of warrant ($2.20 per share)	17,409	-	-	-	39,000	-	39,000
Shares issued to retire payable ($4.00 per share)	110,000	-	-	-	440,000	-	440,000
Conversion of shares	1,075,000	-	(860,000)	-	-	-	-
Share based compensation	177,375	-	-	-	583,000	-	583,000
Net loss	-	-	-	-	-	(13,964,000)	(13,964,000)

Balances at December 31, 2013	8,810,674	1,000	-	-	17,751,000	(13,964,000)	3,788,000
Shares issued in registered direct offering ($8.00 per share)	812,500	-	-	-	6,500,000	-	6,500,000
Issuance costs of registered direct offering	-	-	-	-	(812,000)	-	(812,000)
Share based payments of warrants	-	-	-	-	92,000	-	92,000
Shares issued for services ($10.26 per share)	5,404	-	-	-	55,000	-	55,000
Shares issued upon exercise of options ($4.88 per share)	3,335	-	-	-	16,000	-	16,000
Share based compensation	-	-	-	-	81,000	-	81,000
Net loss	-	-	-	-	-	(1,646,000)	(1,646,000)

Balances at March 31, 2014	9,631,913	$1,000	-	$-	$23,683,000	$(15,610,000)	$8,074,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (January 23, 2008) to
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,646,000)	$(1,357,000)	$(15,610,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued or issuable for services	55,000	37,000	1,836,000
Share based payments	81,000	39,000	549,000
Depreciation	58,000	52,000	424,000
Abandonment of capitalized patents	8,000	-	12,000
Deferred rent	9,000	(1,000)	40,000
Change in operating assets and liabilities:
Prepaid expenses	76,000	15,000	(42,000)
Other assets	-	-	(10,000)
Accounts payable	(13,000)	49,000	778,000
Accrued compensation	(264,000)	97,000	437,000
Net cash used in operating activities	(1,636,000)	(1,069,000)	(11,586,000)

Cash flows from investing activities:
Acquisition of fixed assets	(17,000)	(141,000)	(789,000)
Disbursements for patents and other intangible assets	(328,000)	(162,000)	(1,791,000)
Net cash used in investing activities	(345,000)	(303,000)	(2,580,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	5,796,000	-	20,717,000
Proceeds from issuance of short term promissory note	-	-	98,000
Principal payments on promissory notes	-	-	(146,000)
Net cash provided by financing activities	5,796,000	-	20,669,000

Net increase (decrease) in cash and cash equivalents	3,815,000	(1,372,000)	6,503,000
Cash and cash equivalents, beginning of period	2,688,000	8,027,000	-
Cash and cash equivalents, end of period	$6,503,000	$6,655,000	$6,503,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$1,000

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2014, the Company:

•	issued warrants to purchase 20,313 shares of common stock valued at $92,000 as part of a placement agent fee related to the March 2014 registered direct offering of common stock.

During the three months ended March 31, 2013, the Company:

•	issued 30,000 shares of common stock valued at $150,000 to directors for services performed in 2013.

During the period from inception (January 23, 2008) to March 31, 2014, exclusive of the above, the Company:

•	issued 11,250 shares of common stock valued at $102,000 to a consultant for services performed from April to December 2013,
•	issued warrants to purchase 345,000 shares of common stock valued at $128,000 as part of an underwriting fee related to the initial public offering,
•	issued 110,000 shares of common stock valued at $440,000 in partial satisfaction of an account payable,
•	issued 20,799 shares of common stock valued at $103,000 to directors for services performed from April to December 2012,
•	issued 18,000 shares of common stock valued at $72,000 to a consultant for services performed in 2012,
•	issued 263,637 shares of common stock valued at $580,000 and warrants to purchase 136,368 shares of common stock valued at $64,000 for issuance costs related to a common stock offering,
•	issued 454,547 shares of common stock valued at $1,000,000 to MDB Capital Group LLC for consulting services in 2011,
•	issued 52,375 shares of common stock valued at $115,000 to certain employees to partially satisfy compensation accrued at December 31, 2010,
•	issued 68,091 shares of common stock valued at $126,000 in order to discharge $99,000 of common stock to be issued at December 31, 2010 and pay rent for the eight months ended August 31, 2011,
•	issued 49,728 shares of common stock valued at $90,000 in order to discharge the common stock to be issued at December 31, 2010,
•	canceled 5,825 shares valued at $10,000 in order to partially discharge common stock to be issued at December 31, 2010,
•	made stock grants of 50,000 and 75,000 shares to an employee valued at $275,000 which is to be earned from July 2011 to September 2016,
•	swapped 860,000 shares of Class B common stock held by its founding shareholders for 1,075,000 shares of common stock,
•	converted a $46,000 account payable to a vendor and acquired a fixed asset valued at $2,000 through a $48,000 interest-bearing promissory note retired in 2012,
•	issued 3,555 shares of common stock valued at $8,000 in partial satisfaction of an account payable,
•	issued 10,834 shares of common stock valued at $20,000 in exchange for equipment, and
•	issued 2,000 shares of common stock valued at $4,000 to a consultant for services performed in 2011.

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

As a development stage company, the Company has generated limited revenues from operations to date to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $15,610,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded, which has not yet occurred.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. During the three months ended March 31, 2014, the Company recorded an impairment loss of $8,000 from abandonment of capitalized patents. As of March 31, 2014, the Company had recorded impairment losses since its inception of $12,000 from abandonment of capitalized patents.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2014 and 2013, potentially dilutive shares outstanding amounted to 1,249,582 and 1,124,733, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2014	2013
Machinery and equipment	$635,000	$633,000
Office furniture and equipment	98,000	95,000
Leasehold improvements	62,000	62,000
Accumulated depreciation	(425,000)	(366,000)
	370,000	424,000
Construction in progress	16,000	3,000
	$386,000	$427,000

Note 4 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In March 2014, the Company completed a registered direct offering of common stock whereby 812,500 shares were issued at $8.00 per share. Gross proceeds from the offering totaled $6.5 million and net cash proceeds approximated $5.8 million. Expenses of the offering approximated $0.8 million. Cash expenses included placement agent fees of $488,000, placement agent legal and other fees of $75,000, issuer legal fees of $113,000, and other costs of $44,000. Non-cash expenses consisted of a placement agent warrant to purchase 20,313 shares of the Company’s common stock at $10.00 per share exercisable until March 2019 valued at $92,000.

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2014, the number of shares reserved for issuance under the Plan totaled 991,300 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In February 2014, the Company granted 122,880 stock options under the Equity Incentive Plan to certain employees. The stock options have an exercise price of $9.90 per share, the grant date fair value, a contractual life of 10 years, and vest over four years. The fair value of stock options granted in February 2014 estimated on the date of grant using the Black-Scholes option valuation model was $721,000. The recognized compensation expense associated with these grants for the three months ended March 31, 2014 was $45,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	75%
Forfeiture rate	12%
Weighted average risk-free interest rate	1.92%
Expected dividend rate	-

In February 2014, the Company granted 14,625 shares of common stock under the Equity Incentive Plan to its three independent directors in accordance with board agreements for service in 2014 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $10.26 per share for a total value of $150,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis in 2014, including $37,000 for the three months ended March 31, 2014.

In January 2014, an employee exercised 3,335 stock options with a strike price of $4.88 per share whereby the Company received $16,000 in proceeds.

Outstanding stock option grants at March 31, 2014 and December 31, 2013 totaled 685,310 and 565,765 with 356,409 and 317,354 being vested and exercisable at March 31, 2014 and December 31, 2013, respectively. Stock grants made to date through March 31, 2014 and December 31, 2013 totaled 179,456 shares and 175,799 shares, respectively. Of these amounts, 40,000 and 44,000 at March 31, 2014 and December 31, 2013, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three months ended March 31, 2014 and 2013 and for the period from inception (January 23, 2008) to March 31, 2014 totaled $81,000, $39,000, and $549,000, respectively. At March 31, 2014, the number of shares reserved under the Plan but unissued totaled 126,537. At March 31, 2014, there was $1,006,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.

Consultant Stock Plan

On May 2, 2013, the shareholders approved the 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on the date of adoption of May 2, 2013, December 31, 2013, and March 31, 2014 totaled 75,000, 75,287, and 75,287 shares, respectively. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In May 2013, the Company granted 11,250 shares from the Consultant Plan to a consultant for 2013 services. The fair value of the stock at the time of grant was $9.12 per share for a total value of $102,000 which the Company recognized in general and administrative expense on a quarterly basis over the remainder of 2013. In February 2014, the Company granted 7,000 shares of common stock under the Consultant Stock Plan to a consultant for service in 2014 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $10.26 per share for a total value of $72,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis in 2014. The Consultant Plan expense for the three months ended March 31, 2014 and 2013 was $18,000 and $0, respectively.

Warrants

In conjunction with the March 2014 registered direct offering of common stock, the Company granted a warrant to the placement agent to purchase 20,313 common stock shares at $10.00 per share exercisable until March 2019. The fair value of these warrants was estimated to be $92,000 on the date of the grant using the Black-Scholes option-pricing model. Expected volatility was determined based upon the historical prices of the Company’s common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized for the calculations:

Expected life (in years)	5
Weighted average volatility	74%
Weighted average risk-free interest rate	1.49%
Expected dividend rate	-

The Company has the following warrants outstanding at March 31, 2014:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	6.89
$2.20	118,959	$2.20	2.11
$5.00	345,000	$5.00	3.07
$10.00	20,313	$10.00	4.93
	564,272	$4.14

Note 5 – Related Party Transactions

For the three months ended March 31, 2014 and 2013 and for the period from inception (January 23, 2008) to March 31, 2014, the Company incurred consulting fees of $0, $30,000, and $365,000, respectively, to the Alternative Energy Resource Alliance, a non-profit organization whose executive director is David Goodson. In exchange, Mr. Goodson provides scientific consulting services to the Company. Mr. Goodson is a director and co-founder of the Company and, through an irrevocable trust, a significant beneficial owner of the Company's common stock at March 31, 2014.

Note 6 – Commitments and Contingencies

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $9,000 was accrued for the three months ended March 31, 2014 and for the three months ended March 31, 2013 the deferred rent was reduced by $1,000. Under the terms of the lease, the Company also pays triple net operating costs which currently approximate $3,000 per month. Minimum future payments under the lease at March 31, 2014 are as follows:

2014	$100,000
2015	137,000
2016	141,000
2017	24,000
$402,000

For the three months ended March 31, 2014 and 2013 and for the period from inception (January 23, 2008) to March 31, 2014, rent expense amounted to $39,000, $34,000, and $467,000, respectively.

The Company and its Chief Executive Officer, Richard F. Rutkowski, are parties to an employment agreement (the Agreement) which terminates on January 1, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $359,000 with annual cost-of-living adjustments, annual cash and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Rutkowski and his family, disability insurance, and term life insurance for the benefit of his dependents. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater.

The Company has agreements with its three independent directors to compensate them annually after the Company’s common stock commenced trading publicly. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value. Directors are elected for annual terms which expire in May 2015.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

·	our limited cash and our history of losses;

·	our ability to achieve profitability;

·	our limited operating history;

·	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

·	our ability to develop commercially viable products based upon our technology;

·	customer demand for the products and services we develop;

·	the impact of competitive or alternative products, technologies and pricing;

·	our ability to manufacture any products we develop;

·	general economic conditions and events and the impact they may have on us and our potential customers;

·	our ability to obtain adequate financing in the future;

·	our ability to continue as a going concern;

·	our success at managing the risks involved in the foregoing items; and

·	other factors discussed in this report.

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

Plan of Operation

We are pursuing development of our technology to enable future sales. These activities entail laboratory research, where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 1,000,000 BTUs per hour, and business development and marketing activities with established manufacturers and other entities that use boilers, solid fuel burners, refinery heaters, and other combustion systems. We intend to enter into collaborative arrangements which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings. We currently are pursuing a broad development program with the cooperation of two companies involved in solid fuel combustion. Further, we are seeking other solid fuel dependent companies to participate in this project. Through March 31, 2014, we have received $93,000 in co-development revenue from Covanta Energy Corporation, a waste-to-energy service company and subsidiary of Covanta Holding Corporation, and a commercial wood pellet boiler unit from Grandeg, a privately-owned original equipment manufacturer based in Riga, Latvia. However, there is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed between us and either of these companies.

In April and May 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of $11.6 million.

In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million. We currently intend to use the net proceeds from this offering as follows: approximately $2 million for research and development including capital expenditures, approximately $1 million for protection of intellectual property, approximately $1 million for business development and marketing, and the balance for working capital and general corporate purposes. We expect the net proceeds from the offering to be sufficient to fund our activities at least through January 2015.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2014 and 2013

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $286,000 to $1,647,000 for the three months ended March 31, 2014 (Q1 2014) compared to the same period in 2013 (Q1 2013). The Company increased its R&D expenses by $149,000 to $607,000 for Q1 2014. R&D expenses rose primarily due to increased compensation of $88,000 related to increased personnel levels, and increased consumables and testing materials cost of $61,000. G&A expenses increased by $137,000 to $1,040,000 in Q1 2014 resulting primarily from $119,000 of increased marketing costs.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q1 2014 by $286,000 to $1,647,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q1 2014 was $1,646,000 as compared to a net loss of $1,357,000 for Q1 2013, resulting in an increased net loss of $289,000.

Liquidity and Capital Resources

At March 31, 2014, our cash and cash equivalent balance totaled $6,503,000 compared to $2,688,000 at December 31, 2013. This increase resulted primarily from our registered direct offering of common stock in March 2014 which resulted in net proceeds of approximately $5.8 million. This was offset by the Q1 2014 operating costs supporting our ongoing research and development of our technology to enable future sales. We expect this sum to be sufficient to fund our activities at least through January 2015. Although we are pursuing co-development agreements, there is no assurance that they, together with the funds we have raised through sales of our common stock, will be adequate to fund our operations and to commercialize our technology. To the extent our funds are insufficient to support our operations and commercialize our technology, we may undertake additional offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on May 6, 2013 that was declared effective on May 30, 2013. The registration statement allowed the Company to offer up to an aggregate of $30 million of common stock, preferred stock or warrants from time to time as market conditions permit. Thus far, as described in this report, we have sold common stock having a gross value of $6.5 million. We may continue to offer securities included in this registration statement until the earlier of the third anniversary of the effective date of the registration statement or until we sell, in delayed or continuous offerings, an additional $23.5 million in securities. We expect to use the proceeds from any further offerings to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At March 31, 2014, our current assets were in excess of current liabilities resulting in working capital of $5,939,000 compared to $1,923,000 at December 31, 2013.

Operating activities for the three months ended March 31, 2014 resulted in cash outflows of $1,636,000 which were due primarily to the loss for the period of $1,646,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $201,000 related primarily to a decrease in accrued compensation. These were offset by services paid with common stock and stock options of $136,000, and other non-cash expenses of $75,000. Operating activities for the three months ended March 31, 2013 resulted in cash outflows of $1,069,000 which were due primarily to the loss for the period of $1,357,000, offset by net changes in working capital, exclusive of cash, of $161,000 related primarily to an increase in accrued compensation, services paid with common stock and stock options of $76,000, and other non-cash expenses of $51,000.

Investing activities for the three months ended March 31, 2014 resulted in cash outflows of $328,000 for development of patents and other intangible assets and $17,000 for acquisition of fixed assets. Investing activities for the three months ended March 31, 2013 resulted in cash outflows of $162,000 for development of patents and other intangible assets and $141,000 for acquisition of fixed assets.

Financing activities for the three months ended March 31, 2014 resulted in $5,796,000 of cash inflows, which came primarily from the issuance of 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6,500,000 and net cash proceeds of approximately $5,780,000. Additionally, we raised $16,000 through an exercise of stock options. There were no financing activities for the three months ended March 31, 2013.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 11, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011 we filed a registration statement, number 333-177946, with the Securities and Exchange Commission to register an offering of 3 million shares of our common stock, with an option granted to the underwriter to sell an additional 450,000 shares of our common stock (the “overallotment”). The registration statement was declared effective on April 24, 2012. The offering closed on April 30, 2012 and the offering of the overallotment closed on May 15, 2012. The common stock was offered at a price of $4.00 per share. All of the shares of common stock, including the overallotment, were sold. We raised a total of $13,800,000 in gross proceeds in the offering and received approximately $11,200,000 after expenses. Through March 31, 2014, the net proceeds from the offering were used as follows: approximately $8,351,000 for operations, $1,664,000 for patents and trademarks, $565,000 for capital expenditures primarily related to research and development machinery and equipment, $692,000 for cash and money market funds, $238,000 for the payment of accrued compensation, and $129,000 for the repayment of short term indebtedness. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

On March 5, 2014 we issued a warrant for the purchase of 20,313 shares of the Company’s common stock to Brean Capital LLC in partial consideration for services rendered as the placement agent in an offering of our common stock. The term of the warrant is 5 years and the exercise price is $10.00 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 8, 2014	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

