Form 10-Q
period 2014-09-30
CLEARSIGN COMBUSTION CORP
filed 2014-11-13
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014 the issuer has 9,676,069 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$3,277,000	$2,688,000
Prepaid expenses	149,000	118,000
Total current assets	3,426,000	2,806,000

Fixed assets, net	323,000	427,000
Patents and other intangible assets	2,272,000	1,459,000
Other assets	10,000	10,000

Total Assets	$6,031,000	$4,702,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$322,000	$297,000
Accrued compensation and taxes	627,000	586,000
Total current liabilities	949,000	883,000
Deferred rent	36,000	31,000
Total liabilities	985,000	914,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 9,667,731 and 8,810,674 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	1,000
Additional paid-in capital	24,003,000	17,751,000
Accumulated deficit	(18,958,000)	(13,964,000)
Total stockholders' equity	5,046,000	3,788,000

Total Liabilities and Stockholders' Equity	$6,031,000	$4,702,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Co-development revenue	$-	$50,000	$-	$50,000
Cost of co-development revenue	-	34,000	-	34,000

Gross profit	-	16,000	-	16,000

Operating expenses:
Research and development	673,000	470,000	1,836,000	1,466,000
General and administrative	1,049,000	911,000	3,162,000	2,685,000

Total operating expenses	1,722,000	1,381,000	4,998,000	4,151,000

Loss from operations	(1,722,000)	(1,365,000)	(4,998,000)	(4,135,000)

Other income:
Interest income	1,000	3,000	4,000	10,000

Net Loss	$(1,721,000)	$(1,362,000)	$(4,994,000)	$(4,125,000)

Net Loss per share - basic and fully diluted	$(0.18)	$(0.15)	$(0.53)	$(0.47)

Weighted average number of shares outstanding - basic and fully diluted	9,657,092	8,801,402	9,451,929	8,790,801

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders' Equity

(Unaudited)

For the Nine Months Ended September 30, 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2013	8,810,674	$1,000	$17,751,000	$(13,964,000)	$3,788,000

Shares issued in registered direct offering ($8.00 per share)	812,500	-	6,500,000	-	6,500,000
Issuance costs of registered direct offering	-	-	(812,000)	-	(812,000)
Share based payments of warrants	-	-	92,000	-	92,000
Shares issued for services ($10.26 per share)	16,218	-	166,000	-	166,000
Shares issued upon exercise of options ($2.20 per share)	23,337	-	35,000	-	35,000
Shares issued upon exercise of options ($4.88 per share)	5,002	-	24,000	-	24,000
Share based compensation	-	-	247,000	-	247,000
Net loss	-	-	-	(4,994,000)	(4,994,000)

Balances at September 30, 2014	9,667,731	$1,000	$24,003,000	$(18,958,000)	$5,046,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,994,000)	$(4,125,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	166,000	181,000
Share based payments	247,000	110,000
Depreciation	181,000	154,000
Abandonment of capitalized patents	67,000	4,000
Deferred rent	5,000	(2,000)
Change in operating assets and liabilities:
Prepaid expenses	(31,000)	(94,000)
Accounts payable	25,000	(71,000)
Accrued compensation	41,000	538,000
Net cash used in operating activities	(4,293,000)	(3,305,000)

Cash flows from investing activities:
Acquisition of fixed assets	(77,000)	(170,000)
Disbursements for patents and other intangible assets	(880,000)	(602,000)
Net cash used in investing activities	(957,000)	(772,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,	5,780,000	39,000
net of offering costs	59,000	-
Net cash provided by financing activities	5,839,000	39,000
Net increase (decrease) in cash and cash equivalents	589,000	(4,038,000)

Cash and cash equivalents, beginning of period	2,688,000	8,027,000
Cash and cash equivalents, end of period	$3,277,000	$3,989,000

Supplemental disclosure of non-cash operating and financing activities:

During the nine months ended September 30, 2014, the Company:

•	issued warrants to purchase 20,313 shares of common stock valued at $92,000 as part of a placement agent fee related to the March 2014 registered direct offering of common stock.
•	issued 7,537 shares of common stock through a net settlement cashless exercise of stock options to purchase 10,000 shares at $2.20 per share in July 2014 when the closing price was $8.93 per share.

During the nine months ended September 30, 2013, the Company:

•	issued 30,000 shares of common stock valued at $150,000 to directors for services performed in 2013,
•	issued 11,250 shares of common stock valued at $102,000 to a consultant for services performed from April to December 2013.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies that improve both the energy efficiency and emission control characteristics of combustion systems. The Company’s primary technologies include its Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness, and its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. The Company is located in Seattle, Washington and was incorporated in the state of Washington on January 23, 2008.

The Company has generated limited revenues from operations to date to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $18,958,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

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

Revenue Recognition

The Company recognizes revenue on co-development agreements using the percentage of completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since these projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipts are probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. There were no revenues for the three and nine months ended September 30, 2014.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. During the three and nine months ended September 30, 2014, the Company recorded an impairment loss of $59,000 and $67,000, respectively, from abandonment of capitalized patents.

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

Deferred Rent

Operating lease agreements which contain provisions for future rent increases or periods in which rent payments are reduced or abated are recorded in monthly rent expense in the amount of the total payments over the lease term divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is reflected on the accompanying balance sheets.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2014 and 2013, potentially dilutive shares outstanding amounted to 1,241,115 and 1,107,324, respectively.

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

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1 billion, if it issues more than $1 billion in non-convertible debt in a three year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2014, the market value of the Company’s common stock held by non-affiliates totaled $71 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2014	2013
Machinery and equipment	$646,000	$633,000
Office furniture and equipment	99,000	95,000
Leasehold improvements	125,000	62,000
Accumulated depreciation	(547,000)	(366,000)
	323,000	424,000
Construction in progress	-	3,000
	$323,000	$427,000

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2014, the number of shares reserved for issuance under the Plan totaled 1,075,046 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In February and July 2014, the Company granted 122,880 and 19,000 stock options, respectively, under the Plan to certain employees. The stock options have exercise prices of $9.90 and $8.22 per share, the grant date fair value, a contractual life of 10 years, and vest over four years. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $721,000 and $78,000, respectively. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2014 was $50,000 and $140,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	74%
Forfeiture rate	13%
Weighted average risk-free interest rate	1.93%
Expected dividend rate	-

In February 2014, the Company granted 14,625 shares of common stock under the Plan to its three independent directors in accordance with board agreements for service in 2014 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $10.26 per share for a total value of $150,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis in 2014, including $37,000 and $112,000 for the three and nine months ended September 30, 2014.

In the three and nine months ended September 30, 2014, employees acquired 25,004 and 28,339 shares of common stock through the exercise of stock options with strike prices of $2.20 to $4.88 per share. For the three and nine months ended September 30, 2014, the Company received proceeds of $43,000 and $59,000, respectively.

Outstanding stock option grants at September 30, 2014 and December 31, 2013 totaled 676,843 and 565,765 with 391,910 and 317,354 being vested and exercisable at September 30, 2014 and December 31, 2013, respectively. Stock grants made to date through September 30, 2014 and December 31, 2013 totaled 190,424 shares and 175,799 shares, respectively. Of these amounts, 32,000 and 44,000 at September 30, 2014 and December 31, 2013, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2014 and 2013 totaled $86,000, $247,000, $35,000, and $110,000, respectively. At September 30, 2014, the number of shares reserved under the Plan but unissued totaled 207,779. At September 30, 2014, there was $914,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.0 years.

Consultant Stock Plan

On May 2, 2013, the stockholders approved the 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2014 and December 31, 2013 totaled 83,662, and 75,287 shares, respectively. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In February 2014, the Company granted 7,000 shares of common stock under the Consultant Stock Plan to a consultant for service in 2014 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $10.26 per share for a total value of $72,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis in 2014. The Consultant Plan expense for the three and nine months ended September 30, 2014 and 2013 was $18,000, $54,000, $34,000 and $68,000, respectively.

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

Expected life (in years)	5
Weighted average volatility	74%
Weighted average risk-free interest rate	1.49%
Expected dividend rate	-

The Company has the following warrants outstanding at September 30, 2014:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	6.39
$2.20	118,959	$2.20	1.61
$5.00	345,000	$5.00	2.57
$10.00	20,313	$10.00	4.43
	564,272	$4.14

Note 5 – Related Party Transactions

For the three and nine months ended September 30, 2013, the Company incurred consulting fees of $30,000 and $90,000, respectively, to the Alternative Energy Resource Alliance, a non-profit organization whose executive director is David Goodson. In exchange, Mr. Goodson provided scientific consulting services to the Company. Mr. Goodson is a director and co-founder of the Company and, through an irrevocable trust, a significant beneficial owner of the Company's common stock at September 30, 2014.

Note 6 – Commitments

The Company has a triple net lease for office and laboratory space for the period November 2011 to February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, rent expense of $5,000 was accrued for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 the deferred rent was reduced by $2,000. Under the terms of the lease, the Company also pays triple net operating costs which currently approximate $3,000 per month. Minimum future payments under the lease at September 30, 2014 are as follows:

2014	$34,000
2015	137,000
2016	141,000
2017	24,000
$336,000

For the three and nine months ended September 30, 2014 and 2013, rent expense amounted to $41,000, $120,000, $34,000, and $101,000, respectively.

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

The Company has agreements with its three independent directors to compensate them annually after the Company’s common stock commenced trading publicly. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value. Directors are elected for annual terms which expire at the next annual meeting of shareholders but a director shall continue to serve until his or her successor is elected.

In July 2014, the Company entered into a Field Test Agreement with Southern California-based Aera Energy LLC to demonstrate and test the Duplex technology in a once through steam generator (OTSG) used to facilitate the production of heavy oil in California’s San Joaquin Valley. Under the terms of the agreement, the Company will retrofit an OTSG unit in order to achieve certain performance criteria. Assuming successful completion of the demonstration and testing, the agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases by Aera Energy LLC of this Duplex application.

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

Plan of Operation

We are pursuing development of our technology to enable future sales. These activities entail laboratory research, where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 5 million BTUs per hour, and business development and marketing activities with established manufacturers and other entities that use boilers, solid fuel burners, refinery heaters, and other combustion systems. We intend to enter into collaborative arrangements which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings. In July 2014, we entered into a Field Test Agreement with Southern California-based Aera Energy LLC to demonstrate and test the Duplex technology in a once through steam generator (OTSG) used to facilitate the production of heavy oil in California’s San Joaquin Valley. Under the terms of the agreement, we will retrofit an OTSG unit in order to achieve certain performance criteria. Assuming successful completion of the demonstration and testing, the agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application. Further, we currently are pursuing a broad development program with the cooperation of six companies involved in solid fuel combustion. Further, we are seeking other solid fuel dependent companies to participate in this project. From inception through September 30, 2014, we have received $93,000 in co-development revenue from Covanta Energy Corporation, a waste-to-energy service company and subsidiary of Covanta Holding Corporation, and a commercial wood pellet boiler unit from Grandeg, a privately-owned original equipment manufacturer based in Riga, Latvia. However, there is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed between us and any of these companies.

In April and May 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of $11.6 million.

In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million. We currently intend to use the net proceeds from this offering as follows: approximately $2 million for research and development including capital expenditures, approximately $1 million for protection of intellectual property, approximately $1 million for business development and marketing, and the balance for working capital and general corporate purposes. We expect the net proceeds from the offering to be sufficient to fund our activities at least through early 2015.

Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 16 full-time employees and 1 part-time employee. We anticipate continuing to increase the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.  We expect capital expenditures to be approximately $0.5 million annually, but these are highly dependent on the nature of the operations where co-development activities are ongoing.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue, Cost of Revenue, and Gross Profit. The Company reported revenue of $50,000 in the three months ended September 30, 2013 resulting from a solid fuel burner co-development project and resulted in a gross profit of $16,000. No revenue was reported for the three months ended September 30, 2014.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $341,000 to $1,722,000 for the three months ended September 30, 2014, referred to herein as Q3 2014, compared to the same period in 2013 (Q3 2013). The Company increased its R&D expenses by $203,000 to $673,000 for Q3 2014. R&D expenses rose primarily due to increased personnel levels increasing compensation expense by $73,000 and increased consumables and testing materials cost of $80,000. G&A expenses increased by $138,000 to $1,049,000 in Q3 2014 resulting primarily from $50,000 of increased business development and marketing costs and $59,000 of increased impairment loss from abandonment of capitalized patents.

Operating expenses increased by $847,000 to $4,998,000 for the nine months ended September 30, 2014 compared to the same period in 2013. The Company increased its R&D expenses by $370,000 to $1,836,000 for the nine months ended September 30, 2014. R&D expenses rose primarily due to increased personnel levels increasing compensation expense by $241,000 and increased consumables and testing materials cost of $92,000. G&A expenses increased by $477,000 to $3,162,000 for the nine months ended September 30, 2014 resulting primarily from $370,000 of increased business development and marketing costs and $67,000 of increased impairment loss from abandonment of capitalized patents.

Loss from Operations. Due primarily to the increase in operating expenses, our loss from operations increased during Q3 2014 by $357,000 to $1,722,000 and increased for the nine months ended September 30, 2014 by $863,000 to $4,998,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q3 2014 was $1,721,000 as compared to a net loss of $1,362,000 for Q3 2013, resulting in an increased net loss of $359,000, and our net loss for the nine months ended September 30, 2014 was $4,994,000 as compared to a net loss of $4,125,000 for the nine months ended September 30, 2013, resulting in an increased net loss of $869,000.

Liquidity and Capital Resources

At September 30, 2014, our cash and cash equivalent balance totaled $3,277,000 compared to $2,688,000 at December 31, 2013. This increase resulted primarily from our registered direct offering of common stock in March 2014 which resulted in net proceeds of approximately $5.8 million. This was offset by the operating costs for the nine months ended September 30, 2014 supporting our ongoing research and development of our technology to enable future sales. We expect this sum to be sufficient to fund our activities at least through early 2015. Although we are pursuing co-development agreements, there is no assurance that they, together with the funds we have raised through sales of our common stock, will be adequate to fund our operations and to commercialize our technology. To the extent our funds are insufficient to support our operations and commercialize our technology, we may undertake additional offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. In that regard, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on May 6, 2013 that was declared effective on May 30, 2013. The registration statement allowed the Company to offer up to an aggregate of $30 million of common stock, preferred stock or warrants from time to time as market conditions permit. Thus far, as described in this report, we have sold common stock having a gross value of $6.5 million. We may continue to offer securities included in this registration statement until the earlier of the third anniversary of the effective date of the registration statement or until we sell, in delayed or continuous offerings, an additional $23.5 million in securities. We expect to use the proceeds from any further offerings to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At September 30, 2014, our current assets were in excess of current liabilities resulting in working capital of $2,477,000 compared to $1,923,000 at December 31, 2013.

Operating activities for the nine months ended September 30, 2014 resulted in cash outflows of $4,293,000 which were due primarily to the loss for the period of $4,994,000 offset by services paid with common stock and stock options of $413,000 and other non-cash expenses of $253,000. Operating activities for the nine months ended September 30, 2013 resulted in cash outflows of $3,305,000 which were due primarily to the loss for the period of $4,125,000, offset by net changes in working capital, exclusive of cash, of $373,000 related primarily to an increase in accrued compensation, services paid with common stock and stock options of $291,000, and other non-cash expenses of $156,000.

Investing activities for the nine months ended September 30, 2014 resulted in cash outflows of $880,000 for development of patents and other intangible assets and $77,000 for acquisition of fixed assets. This reflects an increasing cost to protect our intellectual property as our patent applications proceed through the grant process in various jurisdictions. Investing activities for the nine months ended September 30, 2013 resulted in cash outflows of $602,000 for development of patents and other intangible assets and $170,000 for acquisition of fixed assets.

Financing activities for the nine months ended September 30, 2014 resulted in $5,839,000 of cash inflows, which resulted primarily from the issuance of 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6,500,000 and net cash proceeds of $5,780,000. Additionally, we raised $59,000 through the exercise of stock options. Financing activities for the nine months ended September 30, 2013 resulted in $39,000 of cash inflows from the exercise of a warrant to purchase 17,409 shares of common stock at $2.20 per share.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 11, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

(1) Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 13, 2014	By:	/s/ Richard F. Rutkowski
Richard F. Rutkowski
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

