Form 10-Q
period 2015-03-31
CLEARSIGN COMBUSTION CORP
filed 2015-05-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

No change

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 14, 2015 the issuer has 12,804,936 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$16,190,000	$1,845,000
Prepaid expenses	111,000	109,000
Total current assets	16,301,000	1,954,000

Fixed assets, net	226,000	263,000
Patents and other intangible assets, net	2,705,000	2,372,000
Other assets	10,000	10,000

Total Assets	$19,242,000	$4,599,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$200,000	$253,000
Accrued compensation and taxes	688,000	982,000
Total current liabilities	888,000	1,235,000

Long Term Liabilities:
Long-term accrued compensation and taxes	275,000	372,000
Deferred rent	30,000	33,000
Total liabilities	1,193,000	1,640,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,790,664 and 9,681,476 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	40,891,000	24,218,000
Accumulated deficit	(22,843,000)	(21,260,000)
Total stockholders' equity	18,049,000	2,959,000

Total Liabilities and Stockholders' Equity	$19,242,000	$4,599,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$573,000	$607,000
General and administrative	1,019,000	1,040,000

Total operating expenses	1,592,000	1,647,000

Loss from operations	(1,592,000)	(1,647,000)

Other income:
Interest income	9,000	1,000

Net Loss	$(1,583,000)	$(1,646,000)

Net Loss per share - basic and fully diluted	$(0.14)	$(0.18)

Weighted average number of shares outstanding - basic and fully diluted	11,363,356	9,060,163

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statement of Stockholders' Equity

(Unaudited)

For the Three Months Ended March 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2014	9,681,476	$1,000	$24,218,000	$(21,260,000)	$2,959,000
Shares issued in underwritten offering ($5.85 per share)	2,990,000	-	17,491,000	-	17,491,000
Issuance costs of underwritten offering	-	-	(1,212,000)	-	(1,212,000)
Shares issued for services ($5.97 per share)	4,188	-	25,000	-	25,000
Shares issued upon exercise of options ($2.20 per share)	115,000	-	253,000	-	253,000
Share based compensation	-	-	116,000	-	116,000
Net loss	-	-	-	(1,583,000)	(1,583,000)

Balances at March 31, 2015	12,790,664	$1,000	$40,891,000	$(22,843,000)	$18,049,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,583,000)	$(1,646,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	55,000
Share based payments	116,000	81,000
Depreciation and amortization	56,000	58,000
Abandonment of capitalized patents	-	8,000
Deferred rent	(3,000)	9,000
Change in operating assets and liabilities:
Prepaid expenses	(2,000)	76,000
Accounts payable	(53,000)	(13,000)
Accrued compensation	(294,000)	(264,000)
Net cash used in operating activities	(1,738,000)	(1,636,000)

Cash flows from investing activities:
Acquisition of fixed assets	(17,000)	(17,000)
Disbursements for patents and other intangible assets	(335,000)	(328,000)
Net cash used in investing activities	(352,000)	(345,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	16,279,000	5,796,000
Proceeds from exercise of stock options	253,000	-
Reduction in long term accrued compensation and taxes	(97,000)	-
Net cash provided by financing activities	16,435,000	5,796,000

Net increase in cash and cash equivalents	14,345,000	3,815,000
Cash and cash equivalents, beginning of period	1,845,000	2,688,000
Cash and cash equivalents, end of period	$16,190,000	$6,503,000

Supplemental disclosure of non-cash operating and financing activities:

During the three months ended March 31, 2014, the Company issued warrants to purchase 20,313 shares of common stock valued at $92,000 as part of a placement agent fee related to the March 2014 registered direct offering of common stock.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs, develops and markets technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is located in Seattle, Washington and was incorporated in the State of Washington in 2008.

The Company has generated limited revenues from operations to date to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $22,843,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Revenue Recognition

The Company recognizes revenue on co-development agreements using the percentage of completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since these projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipts are probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. There were no revenues for the three months ended March 31, 2015 and 2014.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2015 and 2014, potentially dilutive shares outstanding amounted to 1,120,214 and 1,249,582, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$647,000	$646,000
Office furniture and equipment	108,000	98,000
Leasehold improvements	130,000	124,000
Accumulated depreciation	(659,000)	(605,000)
	$226,000	$263,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2015	2014
Patents	(unaudited)
Patents pending	$2,594,000	$2,262,000
Issued patents	67,000	67,000
	2,661,000	2,329,000
Trademarks
Trademarks pending	35,000	36,000
Registered trademarks	4,000	-
	39,000	36,000
Other	8,000	8,000
	2,708,000	2,373,000
Accumulated amortization	(3,000)	(1,000)
	$2,705,000	$2,372,000

Future amortization expense associated with awarded patents as of March 31, 2015 is estimated as follows:

2015	$5,000
2016	7,000
2017	7,000
2018	7,000
2019	7,000
Thereafter	35,000
$68,000

Note 5 – Termination of Employment Agreement

The Company and its former Chief Executive Officer, Richard F. Rutkowski, entered into an agreement in December 2014 terminating a prior employment agreement. Under this agreement, Mr. Rutkowski will be paid his annual salary of $359,000 through December 31, 2016, provided employee benefits through December 2015, and receive a bonus of $60,000, which was paid in March 2015, as well as accelerated vesting on 15,625 stock options with an exercise price of $4.88 per share and 14,219 stock options with an exercise price of $9.90 per share which terminate in March 2015.

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in 2014. At March 31, 2015, the remaining liability totaled $673,000 and is payable through December 2016.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In February 2015, the Company completed an underwritten public offering of common stock whereby 2,990,000 shares were issued at $5.85 per share. Gross proceeds from the offering totaled $17.5 million and net cash proceeds approximated $16.3 million. Expenses of the offering approximated $1.2 million, including underwriting fees of $1,049,000, underwriter legal fees and other costs of $55,000, and other costs of $110,000.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2015, the number of shares reserved for issuance under the Plan totaled 1,078,379 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In February 2015, the Company and its Chief Executive Officer, Stephen E. Pirnat, entered into an employment agreement as described in Note 8. In accordance with the employment agreement, the Company immediately granted to Mr. Pirnat 100,000 stock options under the Plan. The stock options have an exercise price of $5.97 per share, the grant date fair value, vest on February 3, 2016, and have a contractual life of 10 years. The fair value of stock options estimated on the date of grant using the Black-Scholes option valuation model was $334,000. The Company also granted 5,000 stock options under the Plan to a consultant. The stock options have an exercise price of $5.97 per share, the grant date fair value, a contractual life of 10 years, and vest over four years. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $16,000. The recognized compensation expense associated with these grants for the three months ended March 31, 2015 was $53,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.53 years
Weighted average volatility	73%
Forfeiture rate	10%
Weighted average risk-free interest rate	1.39%
Expected dividend rate	0%

In February 2015, the Company authorized 23,034 shares of common stock to be issued under the Plan to its three independent directors in accordance with board agreements and which will be earned quarterly for service in 2015. The fair value of the stock at the time of grant was $5.97 per share for a total value of $138,000. The Company recognized $25,000 in general and administrative expense for the three months ended March 31, 2015 and will recognize the remaining $113,000 on a pro-rated quarterly basis in the remainder of 2015.

In the three months ended March 31, 2015, 115,000 shares of common stock were issued through the exercise of stock options with a strike price of $2.20 per share for proceeds of $253,000.

Stock options may be exercised prior to vesting where the resulting shares of common stock are issued with a declining repurchase right in favor of the Company at the exercise price should the employee terminate employment or upon other related circumstances prior to the previous vesting date. At March 31, 2015, there are 6,670 shares outstanding subject to a repurchase right at $4.88 per share through December 31, 2016.

Outstanding stock option grants at March 31, 2015 and December 31, 2014 totaled 555,942 and 643,817 with 295,071 and 441,958 being vested and exercisable at March 31, 2015 and December 31, 2014, respectively. Stock grants made to date through March 31, 2015 and December 31, 2014 totaled 194,612 shares and 190,424 shares, respectively. Of these amounts, 24,000 and 28,000 at March 31, 2015 and December 31, 2014, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three months ended March 31, 2015 and 2014 totaled $141,000 and $81,000, respectively. At March 31, 2015, the number of shares reserved under the Plan but unissued totaled 327,825. At March 31, 2015, there was $824,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2015 totaled 115,087 with 96,837 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

Warrants

The Company has the following warrants outstanding at March 31, 2015:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	5.89
$2.20	118,959	$2.20	1.11
$5.00	345,000	$5.00	2.07
$10.00	20,313	$10.00	3.93
	564,272	$4.14

Note 7 – Related Party Transactions

In connection with the February 2015 underwritten public offering described in Note 6, the Company paid the underwriter, MDB Capital Group, LLC (MDB), underwriting fees of $1,049,000 and underwriter legal fees and other costs of $55,000. As of March 2015, MDB and its chief executive officer beneficially own, in the aggregate, approximately 8.1% of the Company's common stock.

Note 8 – Commitments

On February 3, 2015, the Company and its newly-appointed Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement (the Agreement) which terminates on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000 with annual cost-of-living adjustments, a grant of stock options as described in Notes 6 and 9, annual cash bonuses of 30% to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation and all previously granted stock options would vest in full.

The Company has agreements with its three independent directors to compensate them annually. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value. Directors are elected annually.

The Company has a triple net lease for office and laboratory space through February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, the deferred rent was reduced by $3,000 for the three months ended March 31, 2015 and rent expense of $9,000 was accrued for the three months ended March 31, 2014. Under the terms of the lease, the Company will also pay monthly triple net operating costs which currently approximate $3,000 per month. Minimum future payments under this lease at March 31, 2015 are as follows:

2015	$103,000
2016	141,000
2017	24,000
$268,000

For the three months ended March 31, 2015 and 2014, rent expense amounted to $42,000 and $39,000, respectively.

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

Note 9 – Subsequent Events

From April 1 to May 1, 2015, the Company granted 300,200 stock options under the Plan to certain employees, including 200,000 stock options granted to its Chief Executive Officer, Stephen E. Pirnat. The stock options have exercise prices of $5.21 per share for 275,200 stock options and $5.07 per share for 25,000 stock options, the grant date fair values, contractual lives of 10 years, and vest over 2 years in the case of Mr. Pirnat’s stock options and over 4 years in the case of all other stock options. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $882,000, which includes $589,000 for Mr. Pirnat’s stock options.

After taking into effect the stock options granted subsequent to March 31, 2015, the total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan that is expected to be recognized in future years as follows:

2015	$681,000
2016	592,000
2017	290,000
2018	84,000
2019	18,000
$1,665,000

Activity under the Plan from January 1 to May 1, 2015 is as follows:

Reserved but unissued shares under the Plan, January 1, 2015	242,764
Increases in the number of authorized shares under the Plan	312,292
Grants of stock options	(405,200)
Stock option forfeitures	77,875
Exercise of stock options	115,000
Stock grants	(4,188)
Reserved but unissued shares under the Plan, May 1, 2015	338,543

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash and our history of losses;

•	the successful development of our products;

•	the acceptance of our products in our markets;

•	our ability to achieve profitability;

•	our limited operating history;

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

•	our ability to develop commercially viable products based upon our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	our ability to manufacture any products we develop;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future;

•	our ability to continue as a going concern;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

Plan of Operation

We are pursuing development of our technologies to enable future sales. These activities entail (i) field development projects in the case of our Duplex technology where we have successfully demonstrated our proprietary technology operating in our field testing with thermal output of 52 million BTU/hr, (ii) laboratory research in the case of our ECC technology where we have successfully demonstrated our proprietary technology operating in our research facility with thermal output of 2 million BTU/hr, and (iii) business development and marketing activities with established entities that use steam generators, process heaters, boilers, solid fuel burners, and other combustion systems as well as original equipment manufacturers. We intend to continue to enter into collaborative arrangements which would enable us to work closely with established companies in specific industries to apply developed solutions in laboratory and field settings.

After performing testing on our Duplex technology in our laboratory furnace with thermal output up to 5 million BTU/hr, we commenced field development work in the fourth quarter of 2014 with Southern California-based Aera Energy LLC (Aera Energy) to demonstrate and test the Duplex technology in a once through steam generator (OTSG) with a thermal output ranging from 40 to 62.5 million BTU/hr used to facilitate the production of heavy oil through enhanced oil recovery in California’s San Joaquin Valley. To date, we have fired an OTSG located in Aera Energy’s Belridge field outside Bakersfield, California at a rate of 52 million BTU/hr and met the San Joaquin Valley Air Pollution Control District’s regulations under Rule 4320 requiring NOx emissions of 5 ppm (corrected at 3% O2). These results were achieved without major modifications to the burner or the need for Flue Gas Recirculation (FGR). Further, we observed a thermal efficiency improvement of approximately 1% when compared to a baseline case with a conventional low NOx burner without FGR. OTSG systems typically operate with FGR to lower NOx emissions. FGR, however, penalizes thermal efficiency, increasing fuel and electricity costs. We estimate that Duplex, compared to systems operating with FGR, will provide an overall energy savings of as much as 3-4% which could represent a reduction in annual operating expense of up to $90,000 to $100,000, depending on variables such as the market price for natural gas and electricity. During testing, Aera’s OTSG unit continued to supply steam at the capacity and quality required for oil field operations. We continue to conduct testing to address additional performance criteria in order to continue to validate the environmental and operational benefits of our Duplex technology. Assuming continued successful completion of the demonstration and testing, our agreement with Aera Energy includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application. We recently received an order from an independent Southern California oil producer to retrofit a 25 million BTU/hr OTSG with our Duplex technology. In accordance with the terms of the order, the installation is expected to be completed in the second half of 2015.

We previously executed agreements regarding two further field tests with prospective customers at two separate petroleum refineries in the San Joaquin Valley related to process heaters with a thermal output ranging from 12 to 15 million BTU/hr. Pursuant to each agreement, if we are able to retrofit the prospective customer’s process heater in accordance with the specifications set forth in the agreement, the prospective customer will purchase a Duplex system from us. These prospective customers have no other financial obligations under the agreements. We intend to continue field validation of our Duplex technology in order to produce sufficient data to demonstrate product attributes and dependability. Regarding our ECC technology, we continue to conduct solid fuel laboratory testing in conjunction with six parties who have contributed $110,000 in 2014 to our research. If successful, this would create a basis for further focused laboratory studies prior to any field demonstrations. There is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed between us and any of these companies.

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

Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 12 full-time employees and 2 part-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

Patents and Trademarks. Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 and 2014

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by $55,000 to $1,592,000 for the three months ended March 31, 2015, referred to herein as Q1 2015, compared to the same period in 2014 (Q1 2014). The Company decreased its R&D expenses by $34,000 to $573,000 for Q1 2015 due primarily to reduced consulting fees. G&A expenses decreased by $21,000 to $1,019,000 in Q1 2015 due primarily to reduced investor relations consulting costs.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during Q1 2015 by $55,000 to $1,592,000.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for Q1 2015 was $1,583,000 as compared to a net loss of $1,646,000 for Q1 2014, resulting in a decreased net loss of $63,000.

Liquidity and Capital Resources

At March 31, 2015, our cash and cash equivalent balance totaled $16,190,000 compared to $1,845,000 at December 31, 2014. This increase resulted primarily from our underwritten public offering of 2,990,000 shares of common stock in February 2015 which resulted in net proceeds of approximately $16.3 million. This was offset by the operating costs for the three months ended March 31, 2015 supporting our ongoing research and development of our technology to enable future sales. Although we are pursuing co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC) on May 6, 2013 that was declared effective on May 30, 2013. Following the offering that closed in February 2015, the registration statement allows the Company to offer up to an aggregate of $6,008,000 of common stock, preferred stock or warrants from time to time as market conditions permit. This equity funding would be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At March 31, 2015, our current assets were in excess of current liabilities resulting in working capital of $15,413,000 compared to $719,000 at December 31, 2014. The increase in working capital resulted primarily from the $16.3 million of net proceeds from our February 2015 common stock offering offset by funds used in Q1 2015 operations.

Operating activities for the three months ended March 31, 2015 resulted in cash outflows of $1,738,000, which were due primarily to the loss for the period of $1,583,000, offset by non-cash expenses totaling $194,000, and net changes in working capital, exclusive of cash, which reduced cash flow by $349,000 related primarily to a decrease in accrued compensation. Operating activities for the three months ended March 31, 2014 resulted in cash outflows of $1,636,000 which were due primarily to the loss for the period of $1,646,000, offset by non-cash expenses totaling $211,000, and net changes in working capital, exclusive of cash, which reduced cash flow by $201,000 related primarily to a decrease in accrued compensation.

Investing activities for the three months ended March 31, 2015 resulted in cash outflows of $335,000 for development of patents and other intangible assets and $17,000 for acquisition of fixed assets. Investing activities for the three months ended March 31, 2014 resulted in cash outflows of $328,000 for development of patents and other intangible assets and $17,000 for acquisition of fixed assets.

Financing activities for the three months ended March 31, 2015 resulted in $16,435,000 of cash inflows, which came primarily from the issuance of 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17,491,000 and net cash proceeds of approximately $16,279,000. Additionally, we raised $253,000 through an exercise of stock options and reduced long-term liabilities by $97,000. Financing activities for the three months ended March 31, 2014 resulted in $5,796,000 of cash inflows, which came primarily from the issuance of 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6,500,000 and net cash proceeds of approximately $5,780,000. Additionally, we raised $16,000 through an exercise of stock options.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the Securities and Exchange Commission on February 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

10.1	Employment Agreement dated February 3, 2015 between the ClearSign Combustion Corporation and Stephen E. Pirnat (2)

10.2	Form of Lock-Up Agreement dated February 4, 2015 executed by MDB Capital Group, LLC (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015.
(3)	Incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 14, 2015	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

