Form 10-Q
period 2015-06-30
CLEARSIGN COMBUSTION CORP
filed 2015-08-13
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2015 the issuer has 12,811,218 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$14,606,000	$1,845,000
Prepaid expenses	254,000	109,000
Total current assets	14,860,000	1,954,000

Fixed assets, net	186,000	263,000
Patents and other intangible assets, net	2,973,000	2,372,000
Other assets	10,000	10,000

Total Assets	$18,029,000	$4,599,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$427,000	$253,000
Accrued compensation and taxes	832,000	982,000
Total current liabilities	1,259,000	1,235,000

Long Term Liabilities:
Long-term accrued compensation and taxes	182,000	372,000
Deferred rent	27,000	33,000
Total liabilities	1,468,000	1,640,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,811,218 and 9,681,476 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	41,199,000	24,218,000
Accumulated deficit	(24,639,000)	(21,260,000)
Total stockholders' equity	16,561,000	2,959,000

Total Liabilities and Stockholders' Equity	$18,029,000	$4,599,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$714,000	$556,000	$1,287,000	$1,163,000
General and administrative	1,096,000	1,072,000	2,115,000	2,113,000

Total operating expenses	1,810,000	1,628,000	3,402,000	3,276,000

Loss from operations	(1,810,000)	(1,628,000)	(3,402,000)	(3,276,000)

Other income:
Interest income	14,000	2,000	23,000	3,000

Net Loss	$(1,796,000)	$(1,626,000)	$(3,379,000)	$(3,273,000)

Net Loss per share - basic and fully diluted	$(0.14)	$(0.17)	$(0.28)	$(0.35)

Weighted average number of shares outstanding - basic and fully diluted	12,799,666	9,631,972	12,085,478	9,347,647

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders' Equity

(Unaudited)

For the Six Months Ended June 30, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2014	9,681,476	$1,000	$24,218,000	$(21,260,000)	$2,959,000

Shares issued in underwritten offering ($5.85 per share)	2,990,000	-	17,491,000	-	17,491,000
Issuance costs of underwritten offering	-	-	(1,212,000)	-	(1,212,000)
Shares issued for services ($5.97 per share)	10,470	-	62,000	-	62,000
Shares issued upon exercise of options ($2.20 per share)	129,062	-	284,000	-	284,000
Shares issued upon exercise of options ($4.88 per share)	210	-	1,000	-	1,000
Share based compensation	-	-	355,000	-	355,000
Net loss	-	-	-	(3,379,000)	(3,379,000)

Balances at June 30, 2015	12,811,218	$1,000	$41,199,000	$(24,639,000)	$16,561,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,379,000)	$(3,273,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	62,000	111,000
Share based payments	355,000	162,000
Depreciation and amortization	112,000	119,000
Abandonment of capitalized intangible assets	5,000	8,000
Deferred rent	(6,000)	7,000
Change in operating assets and liabilities:
Prepaid expenses	(145,000)	(94,000)
Accounts payable	174,000	(81,000)
Accrued compensation	(340,000)	(70,000)
Net cash used in operating activities	(3,162,000)	(3,111,000)

Cash flows from investing activities:
Acquisition of fixed assets	(30,000)	(63,000)
Disbursements for patents and other intangible assets	(611,000)	(579,000)
Net cash used in investing activities	(641,000)	(642,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash, net of offering costs	16,279,000	5,796,000
Proceeds from exercise of stock options	285,000	-
Net cash provided by financing activities	16,564,000	5,796,000

Net increase in cash and cash equivalents	12,761,000	2,043,000

Cash and cash equivalents, beginning of period	1,845,000	2,688,000
Cash and cash equivalents, end of period	$14,606,000	$4,731,000

Supplemental disclosure of non-cash operating and financing activities:

During the six months ended June 30, 2015, the Company issued 210 shares of common stock through a net settlement cashless exercise of stock options to purchase 10,500 shares at $4.88 per share in May 2015 when the closing price was $4.98 per share.

During the six months ended June 30, 2014, the Company issued warrants to purchase 20,313 shares of common stock valued at $92,000 as part of a placement agent fee related to the March 2014 registered direct offering of common stock.

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

The Company has generated limited revenues from operations to date to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $24,639,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to achieve profitable operations or continue in the long-term as a going concern.

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

Revenue Recognition

The Company recognizes revenue on co-development agreements using the percentage of completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since these projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipts are probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. There were no revenues for the six months ended June 30, 2015 and 2014.

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

Patents and Trademarks

Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are issued.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consulting fees, rent, utilities, depreciation, and consumables used in laboratory and field testing.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2015 and 2014, potentially dilutive shares outstanding amounted to 1,392,352 and 1,249,582, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective standards, if adopted, will have a material effect on the financial statements.

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1 billion, if it issues more than $1 billion in non-convertible debt in a three year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2015, the market value of the Company’s common stock held by non-affiliates totaled $61 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$647,000	$646,000
Office furniture and equipment	121,000	98,000
Leasehold improvements	130,000	124,000
Accumulated depreciation	(712,000)	(605,000)
	$186,000	$263,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Patents
Patents pending	$2,867,000	$2,262,000
Issued patents	67,000	67,000
	2,934,000	2,329,000
Trademarks
Trademarks pending	15,000	36,000
Registered trademarks	22,000	-
	37,000	36,000
Other	8,000	8,000
	2,979,000	2,373,000
Accumulated amortization	(6,000)	(1,000)
	$2,973,000	$2,372,000

Future amortization expense associated with issued patents as of June 30, 2015 is estimated as follows:

2015	$4,000
2016	9,000
2017	9,000
2018	9,000
2019	9,000
Thereafter	43,000
$83,000

During the three and six months ended June 30, 2015 and 2014, the Company recorded an impairment loss of $5,000, $5,000, $0, and $8,000, respectively, from abandonment of capitalized patents and trademarks pending.

Note 5 – Termination of Employment Agreement

The Company and its former Chief Executive Officer, Richard F. Rutkowski, entered into an agreement in December 2014 terminating a prior employment agreement. Under this agreement, Mr. Rutkowski will be paid his annual salary of $359,000 through December 31, 2016, provided employee benefits through December 2015, and receive a bonus of $60,000, which was paid in March 2015, as well as accelerated vesting on 15,625 stock options with an exercise price of $4.88 per share and 14,219 stock options with an exercise price of $9.90 per share which terminated in March 2015.

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in December 2014. At June 30, 2015, the remaining liability totaled $576,000 and is payable through December 2016.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of June 30, 2015, the number of shares reserved for issuance under the Plan totaled 1,389,297 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the six months ended June 30, 2015, the Company granted 405,200 stock options under the Plan to employees and a consultant, including 300,000 stock options granted to its Chief Executive Officer, Stephen E. Pirnat. The stock options have exercise prices at the grant date fair values which range from $5.07 to $5.97 per share, contractual lives of 10 years, and vest over 1-2 years in the case of Mr. Pirnat’s stock options and over 4 years in the case of all other stock options. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $1,232,000, which includes $923,000 for Mr. Pirnat’s stock options. The recognized compensation expense associated with these grants for the six months ended June 30, 2015 was $230,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.81 years
Weighted average volatility	72%
Forfeiture rate	11%
Weighted average risk-free interest rate	1.46%
Expected dividend rate	0%

In February 2015, the Company authorized 23,034 shares of common stock to be issued under the Plan to its three independent directors in accordance with board agreements and which will be earned quarterly for service in 2015. The fair value of the stock at the time of grant was $5.97 per share for a total value of $138,000. The Company recognized $37,000 and $62,000 in general and administrative expense for the three and six months ended June 30, 2015, respectively, and will recognize the remaining $76,000 on a pro-rated quarterly basis in the remainder of 2015.

In the six months ended June 30, 2015, 129,062 shares of common stock were issued through the exercise of stock options with a strike price of $2.20 per share and 210 shares of common stock were issued through the exercise of stock options with a strike price of $4.88 per share for proceeds of $285,000.

Stock options may be exercised prior to vesting where the resulting shares of common stock are issued with a declining repurchase right in favor of the Company at the exercise price should the employee terminate employment or upon other related circumstances prior to the previous vesting date. At June 30, 2015, there are 5,837 shares outstanding subject to a repurchase right at $4.88 per share through December 31, 2016.

Outstanding stock option grants at June 30, 2015 and December 31, 2014 totaled 817,790 and 643,817 with 290,651 and 441,958 being vested and exercisable at June 30, 2015 and December 31, 2014, respectively. Stock grants made to date through June 30, 2015 and December 31, 2014 totaled 200,894 shares and 190,424 shares, respectively. Of these amounts, 20,000 and 28,000 at June 30, 2015 and December 31, 2014, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three and six months ended June 30, 2015 and 2014 totaled $276,000, $417,000, $81,000 and $162,000, respectively. At June 30, 2015, the number of shares reserved under the Plan but unissued totaled 370,613. At June 30, 2015, there was $1,433,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on June 30, 2015 totaled 115,087 with 96,837 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

Warrants

The Company has the following warrants outstanding at June 30, 2015:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	5.64
$2.20	118,959	$2.20	0.86
$5.00	345,000	$5.00	1.82
$10.00	20,313	$10.00	3.68
	564,272	$4.14

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

Note 8 – Commitments

On February 3, 2015, the Company and its newly-appointed Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement (the Agreement) which terminates on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000 with annual cost-of-living adjustments, a grant of stock options as described in Note 6, annual cash bonuses of 30% to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation and all previously granted stock options would vest in full.

The Company has agreements with its three independent directors to compensate them annually. The obligation totals $300,000 per year of which $150,000 is to be paid with the Company’s common stock at fair value. Directors are elected annually.

The Company has a triple net lease for office and laboratory space through February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, the deferred rent was reduced by $6,000 for the six months ended June 30, 2015 and rent expense of $7,000 was accrued for the six months ended June 30, 2014. Under the terms of the lease, the Company will also pay monthly triple net operating costs which currently approximate $3,000 per month. Minimum future payments under this lease at June 30, 2015 are as follows:

2015	$69,000
2016	141,000
2017	24,000
$234,000

For the three and six months ended June 30, 2015 and 2014, rent expense amounted to $40,000, $82,000, $41,000 and $79,000, respectively.

The Company has a Field Test Agreement with Southern California-based Aera Energy LLC to demonstrate and test the Duplex technology in a once through steam generator (OTSG) used to facilitate the production of heavy oil in California’s San Joaquin Valley. Under the terms of the agreement, the Company has retrofitted an OTSG unit in order to achieve certain performance criteria. The agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases by Aera Energy LLC of this Duplex application.

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

OVERVIEW

We design and develop technologies that aim to improve both the emission performance and operational efficiency characteristics of combustion systems. Our core technologies include our Duplex™ and Electrodynamic Combustion Control™ (ECC™) technologies. Our Duplex technology uses a unique refractory tile to homogenize the flame temperature and achieve very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. Our ECC technology introduces a computer-controlled electric field into a combustion system in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our common stock. We have earned no significant revenue since inception on January 23, 2008. We are located in Seattle, Washington.

Plan of Operation

We are pursuing development of our technologies to enable future sales. These activities entail (i) field development projects in the case of our Duplex technology where we have successfully demonstrated our proprietary technology operating in our field testing with thermal output of up to 52 million BTU/hr, (ii) laboratory research in the case of our ECC technology where we have demonstrated certain attributes of our proprietary technology operating in our research facility with thermal output of up to 2 million BTU/hr, and (iii) business development and marketing activities with established entities that use steam generators, process heaters, boilers, solid fuel burners, and other combustion systems as well as original equipment manufacturers. We intend to continue to enter into collaborative arrangements which would enable us to work closely with established companies in targeted industries to apply solutions developed in our laboratory and field settings.

After performing testing on our Duplex technology in our laboratory furnace with thermal output up to 5 million BTU/hr, we commenced field development work in the fourth quarter of 2014 with Southern California-based Aera Energy LLC (Aera Energy) to demonstrate and test the Duplex technology in a once-through steam generator (OTSG) with a thermal output ranging from 40 to 62.5 million BTU/hr used to facilitate the production of heavy oil through enhanced oil recovery in California’s San Joaquin Valley. To date, we have tested an OTSG located in Aera Energy’s Belridge field outside Bakersfield, California at a rate of 52 million BTU/hr and met the San Joaquin Valley Air Pollution Control District’s regulations under Rule 4320 requiring NOx emissions not to exceed 5 ppm (corrected at 3% O2). These results were achieved without major modifications to the burner or the need for flue gas recirculation (FGR). Further, we observed a thermal efficiency improvement of approximately 1% when compared to a baseline case with a conventional low NOx burner without FGR. OTSG systems typically operate with FGR to lower NOx emissions. FGR, however, penalizes thermal efficiency, increasing fuel and electricity costs. We estimate that Duplex, compared to systems operating with FGR, will provide an overall energy savings of as much as 3-4% which could represent a reduction in annual operating expense of up to $90,000 to $100,000, depending on variables such as the market price for natural gas and electricity. During testing, Aera’s OTSG unit continued to supply steam at the capacity and quality required for oil field operations. We continue to conduct testing to address additional performance criteria in order to continue to validate the environmental and operational benefits of our Duplex technology. Assuming continued successful completion of the demonstration and testing, our agreement with Aera Energy includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application. In May 2015, we received an order from an independent Southern California oil producer to retrofit a 25 million BTU/hr OTSG with our Duplex technology. In accordance with the terms of the order, the installation is expected to be completed in the second half of 2015.

We recently executed an agreement with Tesoro Refining & Marketing Company LLC, a subsidiary of Tesoro Corporation, to evaluate our Duplex technology in a multiple-burner process heater located in Tesoro’s Los Angeles area refinery. The Duplex technology performance will be evaluated based on several performance criteria, including NOx emission criteria determined by California’s South Coast Air Quality Management District (SCAQMD). The first phase of the project will be completed under a fixed price agreement in the second half of 2015.

We previously executed agreements regarding two further field tests with prospective customers at two separate petroleum refineries in the San Joaquin Valley related to process heaters with a thermal output ranging from 12 to 15 million BTU/hr. Pursuant to each agreement, if we are able to retrofit the prospective customer’s process heater in accordance with the specifications set forth in the agreement, the prospective customer will purchase a Duplex system from us. These prospective customers have no other financial obligations under the agreements. We have commenced field testing in one of the refineries and expect to complete the projects in the second half of 2015. We intend to continue field validation of our Duplex technology in order to produce sufficient data to demonstrate product attributes and dependability.

Regarding our ECC technology, we continue to conduct solid fuel laboratory testing in conjunction with six parties who contributed $110,000 in 2014 to our research. If successful, this would create a basis for further focused laboratory studies prior to any field demonstrations. There is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed between us and any of these companies.

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

Research and Development. The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consulting fees, rent, utilities, depreciation, and consumables used in laboratory and field testing.

Patents and Trademarks. Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are issued.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ending June 30, 2015 and 2014

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $182,000 to $1,810,000 for the three months ended June 30, 2015, referred to herein as Q2 2015, compared to the same period in 2014 (Q2 2014). The Company increased its R&D expenses by $158,000 to $714,000 for Q2 2015 primarily due to increased field testing costs of our Duplex technology. G&A expenses increased by $24,000 to $1,096,000 in Q2 2015 resulting primarily from $193,000 of stock option and relocation costs associated with our CEO’s employment agreement offset by a $172,000 reduction in consulting fees and travel costs.

Operating expenses increased by $126,000 to $3,402,000 for the six months ended June 30, 2015 compared to the same period in 2014. The Company increased its R&D expenses by $124,000 to $1,287,000 for the six months ended June 30, 2015 primarily due to increased field testing costs of our Duplex technology. G&A expenses increased by $2,000 to $2,115,000 for the six months ended June 30, 2015. G&A expenses rose primarily due to $245,000 of stock option and relocation costs associated with our CEO’s employment agreement offset by a $220,000 reduction in consulting fees and travel costs.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q2 2015 by $182,000 to $1,810,000 and increased for the six months ended June 30, 2015 by $126,000 to $3,402,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q2 2015 was $1,796,000 as compared to a net loss of $1,626,000 for Q2 2014, resulting in an increased net loss of $170,000, and our net loss for the six months ended June 30, 2015 was $3,379,000 as compared to a net loss of $3,273,000 for Q2 2014, resulting in an increased net loss of $106,000.

Liquidity and Capital Resources

At June 30, 2015, our cash and cash equivalent balance totaled $14,606,000 compared to $1,845,000 at December 31, 2014. This increase resulted primarily from our underwritten public offering of 2,990,000 shares of common stock in February 2015 which resulted in net proceeds of approximately $16.3 million. This was offset by the operating costs for the six months ended June 30, 2015 supporting our ongoing research and development of our technology to enable future sales. Although we are pursuing co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC) on May 6, 2013 that was declared effective on May 30, 2013. Following the offering that closed in February 2015, the registration statement allows the Company to offer up to an aggregate of $6,009,000 of common stock, preferred stock or warrants from time to time as market conditions permit. This equity funding would be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At June 30, 2015, our current assets were in excess of current liabilities resulting in working capital of $13,601,000 compared to $719,000 at December 31, 2014. The increase in working capital resulted primarily from the $16.3 million of net proceeds from our February 2015 common stock offering offset by funds used in operations and invested in intangible and fixed assets.

Operating activities for the six months ended June 30, 2015 resulted in cash outflows of $3,162,000, which were due primarily to the loss for the period of $3,379,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $311,000. These were offset by services paid with common stock and stock options of $417,000, and other non-cash expenses of $111,000. Operating activities for the six months ended June 30, 2014 resulted in cash outflows of $3,111,000 which were due primarily to the loss for the period of $3,273,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $245,000. These were offset by services paid with common stock and stock options of $273,000, and other non-cash expenses of $134,000.

Investing activities for the six months ended June 30, 2015 resulted in cash outflows of $611,000 for development of patents and other intangible assets and $30,000 for acquisition of fixed assets. Investing activities for the six months ended June 30, 2014 resulted in cash outflows of $579,000 for development of patents and other intangible assets and $63,000 for acquisition of fixed assets.

Financing activities for the six months ended June 30, 2015 resulted in $16,564,000 of cash inflows, which came primarily from the issuance of 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17,491,000 and net cash proceeds of approximately $16,279,000. Additionally, we raised $285,000 through exercises of stock options. Financing activities for the six months ended June 30, 2014 resulted in $5,796,000 of cash inflows, which came primarily from the issuance of 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6,500,000 and net cash proceeds of approximately $5,780,000.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of June 30, 2015, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the Securities and Exchange Commission on February 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: August 13, 2015	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

