Form 10-Q
period 2015-09-30
CLEARSIGN COMBUSTION CORP
filed 2015-11-12
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015 the issuer has 12,860,161 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1          CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$12,683,000	$1,845,000
Prepaid expenses	234,000	109,000
Total current assets	12,917,000	1,954,000

Fixed assets, net	148,000	263,000
Patents and other intangible assets, net	3,248,000	2,372,000
Other assets	10,000	10,000

Total Assets	$16,323,000	$4,599,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$370,000	$253,000
Accrued compensation and taxes	970,000	982,000
Total current liabilities	1,340,000	1,235,000
Long Term Liabilities:
Long-term accrued compensation and taxes	91,000	372,000
Deferred rent	24,000	33,000
Total liabilities	1,455,000	1,640,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,820,000 and 9,681,476 shares issued and
outstanding at September 30, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	41,467,000	24,218,000
Accumulated deficit	(26,600,000)	(21,260,000)
Total stockholders' equity	14,868,000	2,959,000

Total Liabilities and Stockholders' Equity	$16,323,000	$4,599,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$815,000	$673,000	$2,102,000	$1,836,000
General and administrative	1,154,000	1,049,000	3,269,000	3,162,000

Total operating expenses	1,969,000	1,722,000	5,371,000	4,998,000

Loss from operations	(1,969,000)	(1,722,000)	(5,371,000)	(4,998,000)

Other income:
Interest income	8,000	1,000	31,000	4,000

Net Loss	$(1,961,000)	$(1,721,000)	$(5,340,000)	$(4,994,000)

Net Loss per share - basic and fully diluted	$(0.15)	$(0.18)	$(0.43)	$(0.53)

Weighted average number of shares outstanding - basic and fully diluted	12,811,313	9,657,092	12,330,082	9,451,929

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders' Equity

(Unaudited)

For the Nine Months Ended September 30, 2015

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2014	9,681,476	$1,000	$24,218,000	$(21,260,000)	$2,959,000

Shares issued in underwritten offering ($5.85 per share)	2,990,000	-	17,491,000	-	17,491,000
Issuance costs of underwritten offering	-	-	(1,212,000)	-	(1,212,000)
Shares issued for services ($5.97 per share)	16,752	-	100,000	-	100,000
Shares issued for services ($3.96 per share)	2,500	-	10,000	-	10,000
Shares issued upon exercise of options ($2.20 per share)	129,062	-	284,000	-	284,000
Shares issued upon exercise of options ($4.88 per share)	210	-	-	-	-
Share based compensation	-	-	576,000	-	576,000
Net loss	-	-	-	(5,340,000)	(5,340,000)

Balances at September 30, 2015	12,820,000	$1,000	$41,467,000	$(26,600,000)	$14,868,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,340,000)	$(4,994,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	110,000	166,000
Share based payments	576,000	247,000
Depreciation and amortization	159,000	181,000
Abandonment of capitalized intangible assets	5,000	67,000
Deferred rent	(9,000)	5,000
Change in operating assets and liabilities:
Prepaid expenses	(125,000)	(31,000)
Accounts payable	117,000	25,000
Accrued compensation	(293,000)	41,000
Net cash used in operating activities	(4,800,000)	(4,293,000)

Cash flows from investing activities:
Acquisition of fixed assets	(37,000)	(77,000)
Disbursements for patents and other intangible assets	(888,000)	(880,000)
Net cash used in investing activities	(925,000)	(957,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	16,279,000	5,780,000
Proceeds from exercise of stock options	284,000	59,000
Net cash provided by financing activities	16,563,000	5,839,000

Net increase in cash and cash equivalents	10,838,000	589,000
Cash and cash equivalents, beginning of period	1,845,000	2,688,000
Cash and cash equivalents, end of period	$12,683,000	$3,277,000

Supplemental disclosure of non-cash operating and financing activities:

    During the nine months ended September 30, 2015, the Company issued 210 shares of common stock through a net settlement cashless exercise of stock options to purchase 10,500 shares at $4.88 per share in May 2015 when the closing price was $4.98 per share.

   During the nine months ended September 30, 2014, the Company issued warrants to purchase 20,313 shares of common stock valued at $92,000 as part of a placement agent fee related to the March 2014 registered direct offering of common stock.  Further, the Company issued 7,537 shares of common stock through a net settlement cashless exercise of stock options to purchase 10,000 shares at $2.20 per share in July 2014 when the closing price was $8.93 per share.

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

The Company has generated limited revenues from operations to date to meet its operating expenses, and has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $26,600,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to achieve profitable operations or continue in the long-term as a going concern.

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

Revenue Recognition

The Company recognizes revenue on co-development agreements using the percentage of completion method. Under this method, the completion percentage is determined by dividing costs incurred to date by total estimated project costs. Since these projects will require technological development to complete, which by its nature is difficult to predict, the actual cost required to complete contracted work may vary from estimates. Estimated project costs are revised regularly which can alter the reported level of project profitability. Any estimated project losses are recognized in the current reporting period. Customer billings are recorded when cash receipts are probable and in accordance with the underlying co-development contract. If billings exceed recognized revenue, the difference is recorded as a current liability, while any recognized revenues exceeding billings are recorded as a current asset. Recognized revenues are subject to revisions as the contract progresses to completion and actual revenue and cost become certain. Revisions in revenue estimates are reflected in the period in which the facts that give rise to the revision become known. There were no revenues for the nine months ended September 30, 2015 and 2014.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2015 and 2014, potentially dilutive shares outstanding amounted to 1,365,647 and 1,241,115, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2015	2014
	(unaudited)
Machinery and equipment	$650,000	$646,000
Office furniture and equipment	112,000	98,000
Leasehold improvements	130,000	124,000
Accumulated depreciation and amortization	(744,000)	(605,000)
	$148,000	$263,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2015	2014
	(unaudited)
Patents
Patents pending	$3,140,000	$2,262,000
Issued patents	67,000	67,000
	3,207,000	2,329,000
Trademarks
Trademarks pending	19,000	36,000
Registered trademarks	22,000	-
	41,000	36,000
Other	8,000	8,000
	3,256,000	2,373,000
Accumulated amortization	(8,000)	(1,000)
	$3,248,000	$2,372,000

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2015 is estimated as follows:

2015	$2,000
2016	9,000
2017	9,000
2018	9,000
2019	9,000
Thereafter	43,000
$81,000

During the three and nine months ended September 30, 2015 and 2014, the Company recorded an impairment loss of $0, $5,000, $59,000, and $67,000, respectively, from abandonment of capitalized patents and trademarks pending.

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

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in December 2014. At September 30, 2015, the remaining liability totaled $469,000 and is payable through December 2016.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2015, the number of shares reserved for issuance under the Plan totaled 1,391,352 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the nine months ended September 30, 2015, the Company granted 407,200 stock options under the Plan to employees and a consultant, including 300,000 stock options granted to its Chief Executive Officer, Stephen E. Pirnat. The stock options have exercise prices at the grant date fair values which range from $3.96 to $5.97 per share, contractual lives of 10 years, and vest over 1-2 years in the case of Mr. Pirnat’s stock options and over 4 years in the case of all other stock options. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $1,236,000, which includes $923,000 for Mr. Pirnat’s stock options.

The recognized compensation expense associated with these grants for the nine months ended September 30, 2015 was $404,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.81	years
Weighted average volatility	72%
Forfeiture rate	11%
Weighted average risk-free interest rate	1.46%
Expected dividend rate	-

In February 2015, the Company authorized 23,034 shares of common stock to be issued under the Plan to its three independent directors in accordance with board agreements and which will be earned quarterly for service in 2015. The fair value of the stock at the time of grant was $5.97 per share for a total value of $138,000. The Company recognized $38,000 and $100,000 in general and administrative expense for the three and nine months ended September 30, 2015, respectively, and will recognize the remaining $38,000 in the remainder of 2015.

In the nine months ended September 30, 2015, 129,062 shares of common stock were issued through the exercise of stock options with a strike price of $2.20 per share and 210 shares of common stock were issued through the exercise of stock options with a strike price of $4.88 per share for aggregate proceeds of $285,000.

Stock options may be exercised prior to vesting where the resulting shares of common stock are issued with a declining repurchase right in favor of the Company at the exercise price should the employee terminate employment or upon other related circumstances prior to the previous vesting date. At September 30, 2015, there are 5,003 shares outstanding subject to a repurchase right at $4.88 per share through December 31, 2016.

Outstanding stock option grants at September 30, 2015 and December 31, 2014 totaled 801,375 and 643,817 with 322,599 and 441,958 being vested and exercisable at September 30, 2015 and December 31, 2014, respectively. Stock grants made to date through September 30, 2015 and December 31, 2014 totaled 207,176 shares and 190,424 shares, respectively. Of these amounts, 16,000 and 28,000 at September 30, 2015 and December 31, 2014, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2015 and 2014 totaled $259,000, $676,000, $86,000 and $247,000, respectively. At September 30, 2015, the number of shares reserved under the Plan but unissued totaled 382,801. At September 30, 2015, there was $1,118,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2015 totaled 115,292 with 94,542 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2015, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2015 to May 2016 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.96 per share for a total value of $40,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and nine months ended September 30, 2015 and 2014 was $10,000, $10,000, $18,000 and $54,000, respectively.

Warrants

The Company has the following warrants outstanding at September 30, 2015:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	5.39
$2.20	118,959	$2.20	0.61
$5.00	345,000	$5.00	1.57
$10.00	20,313	$10.00	3.43
	564,272	$4.14

Note 7 – Related Party Transactions

In connection with the February 2015 underwritten public offering described in Note 6, the Company paid the underwriter, MDB Capital Group, LLC (MDB), underwriting fees of $1,049,000 and underwriter legal fees and other costs of $55,000. As of their last public filing in March 2015, MDB and its chief executive officer beneficially own, in the aggregate, approximately 8.1% of the Company's common stock.

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

The Company has a triple net lease for office and laboratory space through February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. Therefore, the deferred rent was reduced by $9,000 for the nine months ended September 30, 2015 and rent expense of $5,000 was accrued for the nine months ended September 30, 2014. Under the terms of the lease, the Company will also pay monthly triple net operating costs which currently approximate $3,000 per month. Minimum future payments under this lease at September 30, 2015 are as follows:

2015	$39,000
2016	151,000
2017	24,000
$214,000

For the three and nine months ended September 30, 2015 and 2014, rent expense amounted to $61,000, $148,000, $41,000 and $120,000, respectively.

The Company has a field test agreement with a customer to demonstrate and test the Duplex technology in a once through steam generator (OTSG) used to facilitate a thermally enhanced oil recovery process. Under the terms of the agreement, the Company has retrofitted an OTSG unit in order to achieve certain performance criteria. The agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application by this customer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; estimated expenses, and anticipated financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

OVERVIEW

We design and develop technologies that aim to improve both the emission performance and operational efficiency characteristics of combustion systems. Our core technologies include our Duplex™ and Electrodynamic Combustion Control™ (ECC™) technologies. Our Duplex technology uses a unique refractory tile to homogenize the flame temperature and achieve very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. Our ECC technology introduces a computer-controlled electric field into a combustion system in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our common stock. We have earned no significant revenue since inception on January 23, 2008. We are headquartered in Seattle, Washington with an office in Tulsa, Oklahoma.

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

After performing testing on our Duplex technology in our laboratory furnace with thermal output up to 5 million BTU/hr, we commenced field development work in the fourth quarter of 2014 with a customer in Southern California to demonstrate and test the Duplex technology in a once-through steam generator (OTSG) with a thermal output ranging from 40 to 62.5 million BTU/hr used to facilitate a thermally enhanced oil recovery process in California’s San Joaquin Valley. To date, we have tested an OTSG at a rate of 52 million BTU/hr and met the San Joaquin Valley Air Pollution Control District’s regulations under Rule 4320 requiring NOx emissions not to exceed 5 ppm (corrected at 3% O2). These results were achieved without major modifications to the burner or the need for flue gas recirculation (FGR). During testing, the OTSG unit continued to supply steam at the capacity and quality required for oil field operations. Assuming continued successful completion of the demonstration and testing, our agreement with this customer includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application.

In May 2015, we received an order from an independent Southern California oil producer to retrofit a 25 million BTU/hr OTSG with our Duplex technology. In accordance with the terms of the order, the installation is expected to be completed in the second half of 2015. In September 2015, our original demonstration customer placed an initial commercial order to retrofit our Duplex technology in a second OTSG unit which is expected to be completed in 2016.

Based upon our results to date, we estimate a thermal efficiency improvement in OTSGs of approximately 1% when compared to a baseline case with a conventional low NOx burner. OTSG systems typically operate with FGR to lower NOx emissions. FGR, however, penalizes thermal efficiency, increasing fuel and electricity costs. We estimate that Duplex, compared to systems operating with FGR, will provide an overall energy savings of as much as 3-4% which could represent a significant reduction in annual operating expense depending on variables such as the thermal output of the OTSG and the market price for natural gas and electricity. Further, compliance with emissions standards would reduce or eliminate the cost of any potential air district imposed regulatory fees associated with the retrofitted operations. We continue to conduct testing to address additional performance criteria in order to further validate the environmental and operational benefits of our Duplex technology.

In August 2015, we executed an agreement with Tesoro Refining & Marketing Company LLC, a subsidiary of Tesoro Corporation, to evaluate our Duplex technology in a multiple-burner process heater located in Tesoro’s Los Angeles area refinery. The Duplex technology performance will be evaluated based on several performance criteria, including NOx emission criteria determined by California’s South Coast Air Quality Management District (SCAQMD). The first phase of the project will be completed under a fixed price agreement in 2015.

In September 2015, we executed an agreement with a subsidiary of Delek US Holdings, Inc. to install our Duplex technology in a process heater located in Delek’s Tyler, Texas refinery. The Duplex installation is being installed to eliminate potential flame impingement upon process tubes and reduce maintenance costs and downtime. The installation is expected to be completed in 2016.

We previously executed two agreements regarding further field tests related to process heaters with a thermal output ranging from 12 to 15 million BTU/hr with prospective customers at two separate petroleum refineries in the San Joaquin Valley. Pursuant to each agreement, if we are able to retrofit the prospective customer’s process heater in accordance with the specifications set forth in the agreement, the prospective customer will purchase a Duplex system from us. These prospective customers have no other financial obligations under the agreements. We have commenced field testing in one of the refineries and expect to complete the projects in early 2016.

We intend to continue field validation of our Duplex technology in order to produce sufficient data to demonstrate product attributes and dependability.

Regarding our ECC technology, we continue to conduct solid fuel laboratory testing in conjunction with six parties who contributed $125,000 in 2014 and 2015 to our research. If successful, this would create a basis for further focused laboratory studies prior to any field demonstrations. There is no assurance that additional revenues will be realized, terms will be reached, or a final agreement executed between us and any of these six parties.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2015 and 2014

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $247,000 to $1,969,000 for the three months ended September 30, 2015, referred to herein as Q3 2015, compared to the same period in 2014 (Q3 2014). The Company increased its R&D expenses by $142,000 to $815,000 for Q3 2015 primarily due to increased field testing costs of our Duplex technology. G&A expenses increased by $105,000 to $1,154,000 in Q3 2015 resulting primarily from $157,000 of stock option expense associated with our CEO’s employment agreement and $74,000 from increased consulting fees offset by a $57,000 reduction in travel costs and a $59,000 reduction in impairment loss from abandoned capitalized patents.

Operating expenses increased by $373,000 to $5,371,000 for the nine months ended September 30, 2015 compared to the same period in 2014. The Company increased its R&D expenses by $266,000 to $2,102,000 for the nine months ended September 30, 2015 primarily due to increased field testing costs of our Duplex technology. G&A expenses increased by $107,000 to $3,269,000 for the nine months ended September 30, 2015. G&A expenses rose primarily due to $406,000 of stock option and relocation costs associated with our CEO’s employment agreement offset by a $120,000 reduction in travel costs, $85,000 reduction in consulting fees and a $62,000 reduction in impairment loss from abandoned capitalized patents.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q3 2015 by $247,000 to $1,969,000 and increased for the nine months ended September 30, 2015 by $373,000 to $5,371,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q3 2015 was $1,961,000 as compared to a net loss of $1,721,000 for Q3 2014, resulting in an increased net loss of $240,000, and our net loss for the nine months ended September 30, 2015 was $5,340,000 as compared to a net loss of $4,994,000 in the same period in 2014, resulting in an increased net loss of $346,000.

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalent balance totaled $12,683,000 compared to $1,845,000 at December 31, 2014. This increase resulted primarily from our underwritten public offering of 2,990,000 shares of common stock in February 2015 which resulted in net proceeds of approximately $16.3 million. This was offset by the operating costs for the nine months ended September 30, 2015 supporting our ongoing research and development of our technology to enable future sales. Although we are pursuing co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (SEC) on May 6, 2013 that was declared effective on May 30, 2013. Following the offering that closed in February 2015, the registration statement allows the Company to offer up to an aggregate of $6,009,000 of common stock, preferred stock or warrants from time to time as market conditions permit. This equity funding would be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue strategic joint development and marketing relationships and prepare to pursue significant opportunities in various segments of the market. This information does not constitute an offer of any securities for sale.

At September 30, 2015, our current assets were in excess of current liabilities resulting in working capital of $11,577,000 compared to $719,000 at December 31, 2014. The increase in working capital resulted primarily from the $16.3 million of net proceeds from our February 2015 common stock offering offset by funds used in operations and invested in intangible and fixed assets.

Operating activities for the nine months ended September 30, 2015 resulted in cash outflows of $4,800,000, which were due primarily to the loss for the period of $5,340,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $301,000. These were offset by services paid with common stock and stock options of $686,000, and other non-cash expenses of $155,000. Operating activities for the nine months ended September 30, 2014 resulted in cash outflows of $4,293,000 which were due primarily to the loss for the period of $4,994,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $35,000. These were offset by services paid with common stock and stock options of $413,000, and other non-cash expenses of $253,000.

Investing activities for the nine months ended September 30, 2015 resulted in cash outflows of $888,000 for development of patents and other intangible assets and $37,000 for acquisition of fixed assets. Investing activities for the nine months ended September 30, 2014 resulted in cash outflows of $880,000 for development of patents and other intangible assets and $77,000 for acquisition of fixed assets.

Financing activities for the nine months ended September 30, 2015 resulted in $16,563,000 of cash inflows, which came primarily from the sale and issuance of 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17,491,000 and net cash proceeds of approximately $16,279,000. Additionally, we raised $284,000 through exercises of stock options. Financing activities for the nine months ended September 30, 2014 resulted in $5,839,000 of cash inflows, which came primarily from the issuance of 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6,500,000 and net cash proceeds of approximately $5,780,000. Additionally, we raised $59,000 through exercises of stock options.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of September 30, 2015, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the Securities and Exchange Commission on February 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)
3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer+*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

*Filed herewith

+Furnished herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 12, 2015	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

