Form 10-Q
period 2016-03-31
CLEARSIGN COMBUSTION CORP
filed 2016-05-12
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016 the issuer has 12,943,354 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$7,881,000	$10,985,000
Prepaid expenses	174,000	203,000
Total current assets	8,055,000	11,188,000

Fixed assets, net	100,000	123,000
Patents and other intangible assets, net	3,178,000	2,881,000
Other assets	10,000	10,000

Total Assets	$11,343,000	$14,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$530,000	$495,000
Accrued compensation and taxes	593,000	1,109,000
Deferred rent	16,000	20,000
Total current liabilities	1,139,000	1,624,000

Commitments

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,882,471 and 12,868,943 shares issued and
outstanding at March 31, 2016 and December 31, 2015, respectively	1,000	1,000
Additional paid-in capital	41,950,000	41,735,000
Accumulated deficit	(31,747,000)	(29,158,000)
Total stockholders’ equity	10,204,000	12,578,000

Total Liabilities and Stockholders’ Equity	$11,343,000	$14,202,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$1,325,000	$573,000
General and administrative	1,276,000	1,019,000

Total operating expenses	2,601,000	1,592,000

Loss from operations	(2,601,000)	(1,592,000)

Other income:
Interest income	12,000	9,000

Net Loss	$(2,589,000)	$(1,583,000)

Net Loss per share - basic and fully diluted	$(0.20)	$(0.14)

Weighted average number of shares outstanding - basic and fully diluted	12,869,092	11,363,356

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2016

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2015	12,868,943	$1,000	$41,735,000	$(29,158,000)	$12,578,000
Shares issued for services ($3.40 per share)	11,028	-	37,000	-	37,000
Shares issued for services ($3.96 per share)	2,500	-	10,000	-	10,000
Share based compensation	-	-	168,000	-	168,000
Net loss	-	-	-	(2,589,000)	(2,589,000)

Balances at March 31, 2016	12,882,471	$1,000	$41,950,000	$(31,747,000)	$10,204,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,589,000)	$(1,583,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	47,000	25,000
Share based payments	168,000	116,000
Depreciation and amortization	42,000	56,000
Abandonment of capitalized patents pending	65,000	-
Deferred rent	(4,000)	(3,000)
Change in operating assets and liabilities:
Prepaid expenses	29,000	(2,000)
Accounts payable	35,000	(53,000)
Accrued compensation	(516,000)	(391,000)
Net cash used in operating activities	(2,723,000)	(1,835,000)

Cash flows from investing activities:
Acquisition of fixed assets	(11,000)	(17,000)
Disbursements for patents and other intangible assets	(370,000)	(335,000)
Net cash used in investing activities	(381,000)	(352,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	-	16,279,000
Proceeds from exercise of stock options	-	253,000
Net cash provided by financing activities	-	16,532,000

Net increase (decrease) in cash and cash equivalents	(3,104,000)	14,345,000
Cash and cash equivalents, beginning of period	10,985,000	1,845,000
Cash and cash equivalents, end of period	$7,881,000	$16,190,000

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

The Company’s technologies are currently in field development and have generated de minimis revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities. The Company has incurred losses since its inception totaling $31,747,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short term maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2016 and 2015, potentially dilutive shares outstanding amounted to 1,285,296 and 1,120,214, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2016	2015
	(unaudited)
Machinery and equipment	$639,000	$639,000
Office furniture and equipment	126,000	115,000
Leasehold improvements	130,000	130,000
Accumulated depreciation and amortization	(795,000)	(761,000)
	$100,000	$123,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2016	2015
	(unaudited)
Patents
Patents pending	$2,959,000	$2,730,000
Issued patents	191,000	115,000
	3,150,000	2,845,000
Trademarks
Trademarks pending	18,000	18,000
Registered trademarks	23,000	23,000
	41,000	41,000
Other	8,000	8,000
	3,199,000	2,894,000
Accumulated amortization	(21,000)	(13,000)
	$3,178,000	$2,881,000

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2016 is estimated as follows:

2016	$25,000
2017	33,000
2018	33,000
2019	33,000
2020	31,000
Thereafter	38,000
$193,000

During the three months ended March 31, 2016 and 2015, the Company recorded an impairment loss of $65,000 and $0, respectively, from abandonment of capitalized patents.

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

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in 2014 and included a fair value of $50,000 attributable to the stock option provisions. At March 31, 2016, the remaining liability totaled $275,000 and is due through December 2016.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2016, the number of shares reserved for issuance under the Plan totaled 1,397,124 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In March 2016, the Company authorized 44,112 shares of common stock to be issued under the Plan to its three independent directors in accordance with board agreements and which will be earned quarterly for service in 2016. The fair value of the stock at the time of grant was $3.40 per share for a total value of $150,000. The Company recognized $37,000 in general and administrative expense for the three months ended March 31, 2016 and will recognize the remaining $113,000 in the remainder of 2016.

In accordance with the Plan, options for the purchase of 7,504 shares of common stock were exercised in 2014 prior to vesting and the shares of common stock purchased were issued with a declining repurchase right in favor of the Company at the exercise price of $4.88 per share. The Company may repurchase shares if, prior to December 31, 2016, the employee terminates employment or certain other designated events occur. At March 31, 2016, 3,335 shares remained subject to this repurchase right.

Outstanding stock option grants at March 31, 2016 and December 31, 2015 totaled 721,024 shares and 723,400 shares with the right to purchase 474,160 shares and 257,391 shares being vested and exercisable at March 31, 2016 and December 31, 2015, respectively. Stock grants made to date through March 31, 2016 and December 31, 2015 totaled 224,486 shares and 213,458 shares, respectively. Of these amounts, 8,000 shares and 12,000 shares at March 31, 2016 and December 31, 2015, respectively, are subject to declining repurchase rights by the Company at $0.0001 per share through September 30, 2016. The recognized compensation expense associated with these grants for the three months ended March 31, 2016 and 2015 totaled $205,000 and $141,000, respectively. At March 31, 2016, the number of shares reserved under the Plan but unissued totaled 451,614. At March 31, 2016, there was $754,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.69 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2016 totaled 115,869 with 90,119 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2015, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2015 to May 2016 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.96 per share for a total value of $40,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three months ended March 31, 2016 and 2015 was $10,000 and $0, respectively.

Warrants

The Company has the following warrants outstanding at March 31, 2016:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	4.88
$2.20	118,959	$2.20	0.11
$5.00	345,000	$5.00	1.07
$10.00	20,313	$10.00	2.93
	564,272	$4.14

Note 7 – Related Party Transactions

In connection with the February 2015 underwritten public offering described in Note 6, the Company paid the underwriter, MDB Capital Group, LLC (MDB), underwriting fees of $1,049,000 and underwriter legal fees and other costs of $55,000. As of their last public filing in March 2015, MDB and its chief executive officer beneficially own, in the aggregate, approximately 8.0% of the Company’s common stock.

Note 8 – Commitments

On February 3, 2015, the Company and its newly-appointed Chief Executive Officer, Stephen E. Pirnat, entered into an employment agreement (the Agreement) which terminates on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000 with annual cost-of-living adjustments, a grant of stock options to purchase 300,000 shares of the Company’s common stock, annual cash bonuses that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation and all previously granted stock options would vest in full.

The Company has a triple net lease for office and laboratory space through February 2017. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3%. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. For the three months ended March 31, 2016, the deferred rent was reduced by $4,000 and $3,000, respectively. Under the terms of the lease, the Company also pays monthly triple net operating costs which currently approximate $3,000 per month. Minimum future payments under the Company’s lease at March 31, 2016 are as follows:

2016	$106,000
2017	24,000
$130,000

For the three months ended March 31, 2016 and 2015, rent expense amounted to $51,000 and $42,000, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses, and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

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

Forward-looking statements may appear throughout this report, including, without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Combustion Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K.

OVERVIEW

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

We currently have eight field test projects using our Duplex technology: three related to OTSGs in the enhanced oil recovery industry, one related to wellhead enclosed flares, and four related to process heaters in the oil refining industry. Four of these projects are in the design phase and four are in the fieldwork stage. Our fieldwork has been successful to date in registering NOx emission levels within the specifications of the customer and relevant regulatory bodies. However, there remains certain additional fieldwork required before we can complete the installations and commissioning processes. Six of the eight field test project agreements include payments once the project is completed and the installed unit is operating to the customer’s satisfaction. As each of these trials are completed, we expect to recognize small amounts of revenue. As we move forward with commercial sales of Duplex, we anticipate more traditional sales terms, but will continue to recognize the revenue only following customer acceptance. We believe that successful completion of field development projects is critical to the commercialization of a Duplex product.

In April 2016, we announced an agreement with a major Canadian oil sands producer to design and engineer our Duplex technology for application to their fleet of OTSGs. These OTSGs typically have thermal output of approximately 250 million Btu/hr and are instrumental to extracting heavy, viscous oil deposits from Alberta oil sands. Based upon customer communications, the project is expected to be completed in the next six months.

We intend to continue field validation of our Duplex technology in order to produce sufficient data to demonstrate product attributes and dependability.

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from original equipment manufacturers (OEMs). Licensing would significantly change the makeup of our revenue mix, revenue recognition, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. packaged boilers) could dramatically accelerate the global sales and market adoption rate of our technology. However, in order to create channel flexibility and meet end user demand for our technologies, we intend to continue pursuit of our sales capabilities to end user customers through direct sales, sub-contractors, or channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completion of the field development projects discussed above. We believe that the continuing development of Duplex, the completion of sales and an increase in end-users will enhance our ability to license our technology.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to oil producers due to the technology’s lower emissions and the operational efficiencies that result from increased fuel efficiency and/or reduced downtime for maintenance. These operational efficiencies become more important in times of lower crude oil prices as operators become more focused on minimizing costs, including both operating costs and capital expenditures. Further, we believe that operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local emissions standards. We believe that our Duplex technology can provide a unique, cost-effective pollution control solution for operators.

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

Our costs include but, depending on new or changed circumstances, may not be limited to employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 20 full-time employees and 1 part-time employee. We anticipate increasing the number of employees required to support our activities in the areas of operations, research and development, sales and marketing, and general and administrative functions. We expect to incur increasing consulting expenses related to technology development and increasing expenses to protect our intellectual property.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2016 and 2015

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $1,009,000 to $2,601,000 for the three months ended March 31, 2016, referred to herein as Q1 2016, compared to the same period in 2015 (Q1 2015). The Company increased its R&D expenses by $752,000 to $1,325,000 for Q1 2016 primarily due to increased field and laboratory testing costs of our Duplex technology. Specifically, personnel levels increased from 9.5 full time equivalent employees (FTEs) to 15 FTEs increasing personnel costs by $292,000 and field testing and consulting costs increased by $417,000. G&A expenses increased by $257,000 to $1,276,000 in Q1 2016 resulting primarily from $165,000 of increased consulting fees, $65,000 in impairment loss from abandoned capitalized patents, and $54,000 of increased costs as a public company.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during Q1 2016 by $1,009,000 to $2,601,000.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for Q1 2016 was $2,589,000 as compared to a net loss of $1,583,000 for Q1 2015, resulting in an increased net loss of $1,006,000.

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalent balance totaled $7,881,000 compared to $10,985,000 at December 31, 2015. This decrease resulted primarily from our operating costs for the three months ended March 31, 2016 associated with the ongoing research and development of our technology.

Although we are pursuing sales, licensing and co-development agreements, there is no assurance that we will be successful in pursuing these strategies or that, even if we are successful, they will be adequate to fund our operations and commercialize our technology. To the extent sales, licensing and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows the Company to offer up to an aggregate of $30,000,000 of common stock, preferred stock, warrants or units from time to time as market conditions permit. We expect to use this equity funding to enable further investment in our technology and product development and to maintain a strong balance sheet. This information does not constitute an offer of any securities for sale.

At March 31, 2016, our current assets were in excess of current liabilities resulting in working capital of $6,916,000 compared to $9,564,000 at December 31, 2015. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible and fixed assets.

Operating activities for the three months ended March 31, 2016 resulted in cash outflows of $2,723,000, which were due primarily to the loss for the period of $2,589,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $452,000. These were offset by services paid with common stock and stock options of $215,000, and other non-cash expenses of $103,000.

Investing activities for the three months ended March 31, 2016 resulted in cash outflows of $370,000 for development of patents and $11,000 for acquisition of fixed assets.

There were no financing activities for the three months ended March 31, 2016.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2016, our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 which we filed with the Securities and Exchange Commission on March 3, 2016.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instant Document*

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 12, 2016	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer