Form 10-Q
period 2016-09-30
CLEARSIGN COMBUSTION CORP
filed 2016-11-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 14, 2016 the issuer has 12,970,410 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$3,558,000	$10,985,000
Prepaid expenses	490,000	203,000
Costs on uncompleted contracts in excess of billings	144,000	-
Total current assets	4,192,000	11,188,000

Fixed assets, net	207,000	123,000
Patents and other intangible assets, net	1,697,000	2,881,000
Other assets	10,000	10,000

Total Assets	$6,106,000	$14,202,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$584,000	$495,000
Accrued compensation and taxes	849,000	1,109,000
Deferred rent	7,000	20,000
Billings on uncompleted contracts in excess of costs	318,000	-
Total current liabilities	1,758,000	1,624,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,970,410 and 12,868,943 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,000	1,000
Additional paid-in capital	42,371,000	41,735,000
Accumulated deficit	(38,024,000)	(29,158,000)
Total stockholders' equity	4,348,000	12,578,000

Total Liabilities and Stockholders' Equity	$6,106,000	$14,202,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$260,000	$-	$260,000	$-
Cost of Sales	47,000	-	47,000	-

Gross profit	213,000	-	213,000	-

Operating expenses:
Research and development	1,226,000	815,000	3,767,000	2,102,000
General and administrative	2,840,000	1,154,000	5,342,000	3,269,000

Total operating expenses	4,066,000	1,969,000	9,109,000	5,371,000

Loss from operations	(3,853,000)	(1,969,000)	(8,896,000)	(5,371,000)

Other income:
Interest income	7,000	8,000	30,000	31,000

Net Loss	$(3,846,000)	$(1,961,000)	$(8,866,000)	$(5,340,000)

Net Loss per share - basic and fully diluted	$(0.30)	$(0.15)	$(0.69)	$(0.43)

Weighted average number of shares outstanding - basic and fully diluted	12,957,029	12,811,313	12,914,665	12,330,082

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders' Equity

(Unaudited)

For the Nine Months Ended September 30, 2016

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2015	12,868,943	$1,000	$41,735,000	$(29,158,000)	$12,578,000
Shares issued for services ($3.40 per share)	33,084	-	112,000	-	112,000
Shares issued for services ($3.96 per share)	5,000	-	20,000	-	20,000
Shares issued for services ($4.85 per share)	2,500	-	12,000	-	12,000
Shares issued upon exercise of warrants ($2.20 per share)	60,883	-	-	-	-
Share based compensation	-	-	492,000	-	492,000
Net loss	-	-	-	(8,866,000)	(8,866,000)

Balances at September 30, 2016	12,970,410	$1,000	$42,371,000	$(38,024,000)	$4,348,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,866,000)	$(5,340,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	144,000	110,000
Share based payments	492,000	576,000
Depreciation and amortization	139,000	159,000
Abandonment and impairment of capitalized patents pending	1,971,000	5,000
Deferred rent	(13,000)	(9,000)
Change in operating assets and liabilities:
Prepaid expenses	(287,000)	(125,000)
Costs on uncompleted contracts in excess of billings	(144,000)	-
Accounts payable	89,000	117,000
Accrued compensation	(260,000)	(293,000)
Billings on uncompleted contracts in excess of costs	318,000	-
Net cash used in operating activities	(6,417,000)	(4,800,000)

Cash flows from investing activities:
Acquisition of fixed assets	(176,000)	(37,000)
Disbursements for patents and other intangible assets	(834,000)	(888,000)
Net cash used in investing activities	(1,010,000)	(925,000)

Cash flows from financing activities:

Proceeds from issuance of common stock for cash, net of offering costs	-	16,279,000
Proceeds from exercise of stock options	-	284,000
Net cash provided by financing activities	-	16,563,000

Net increase (decrease) in cash and cash equivalents	(7,427,000)	10,838,000

Cash and cash equivalents, beginning of period	10,985,000	1,845,000
Cash and cash equivalents, end of period	$3,558,000	$12,683,000

Supplemental disclosure of non-cash operating and financing activities:

During the nine months ended September 30, 2016, the Company issued 60,883 shares of common stock through net settlement cashless exercises of warrants to purchase 118,959 shares at $2.20 per share when the closing prices on the date of exercises were a weighted average of $4.51 per share.

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

The Company’s Duplex technology has been in field development and, in certain market verticals, has generated initial revenues from operations to date through paid field validations. In order to generate meaningful revenues, the technology must continue to be developed in more vertical markets, gain market recognition and acceptance, and reach a meaningful level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity. The Company has incurred losses since its inception totaling $38,024,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its plans, or that such plans, if consummated, will enable the Company to achieve profitable operations or continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Cost of Sales

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2016 and 2015, potentially dilutive shares outstanding amounted to 1,335,363 and 1,365,647, respectively.

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

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1 billion, if it issues more than $1 billion in non-convertible debt in a three-year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2016, the market value of the Company’s common stock held by non-affiliates totaled $62 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30	December 31,
	2016	2015
	(unaudited)
Machinery and equipment	$646,000	$639,000
Office furniture and equipment	141,000	115,000
Leasehold improvements	134,000	130,000
Accumulated depreciation and amortization	(853,000)	(761,000)
	68,000	123,000
Construction in progress	139,000	-
	$207,000	$123,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2016	2015
	(unaudited)
Patents
Patents pending	$1,216,000	$2,730,000
Issued patents	490,000	115,000
	1,706,000	2,845,000
Trademarks
Trademarks pending	20,000	18,000
Registered trademarks	23,000	23,000
	43,000	41,000
Other	8,000	8,000
	1,757,000	2,894,000
Accumulated amortization	(60,000)	(13,000)
	$1,697,000	$2,881,000

The Company reassessed its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio were maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. Further, an impairment loss was recorded for certain other patents pending which are believed to be of diminished value, but in the judgment of management remain worthwhile to continue to pursue until the product attributes and related reasonable patent protection can be better determined. As a result, during the three and nine months ended September 30, 2016 and 2015, the Company recorded impairment losses of $1,739,000, $1,971,000, $0 and $5,000, respectively, of capitalized patents pending.

A reconciliation of patent activity for the quarter ended September 30, 2016 is summarized as follows:

	Duplex	ECC	Total
Balance at July 1, 2016	$1,433,000	$1,831,000	$3,264,000
Current Costs	112,000	69,000	181,000
Abandonments and Impairments	(682,000)	(1,057,000)	(1,739,000)
Balance at September 30, 2016	$863,000	$843,000	$1,706,000

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2016 is estimated as follows:

2016	$25,000
2017	93,000
2018	93,000
2019	93,000
2020	91,000
Thereafter	58,000
$453,000

Note 5 – Sales, Billings, and Costs on Uncompleted Contracts

In the quarter ended March 31, 2016, the Company entered into a contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flare. Payment for this installation was conditioned upon successful completion and acceptance of the unit by the oil producer customer. This unit was accepted and payment of the $260,000 contract amount was received in the quarter ended September 30, 2016. Since payment was conditional, all costs of this project through June 30, 2016, which totaled $144,000, were expensed as research and development costs. Costs incurred in the quarter ended September 30, 2016, which totaled $47,000, are reflected as cost of goods sold in the statement of operations resulting in a gross profit of $213,000. The gross profit would have totaled $69,000 if this contract was not conditional.

Following the acceptance of the first unit in the quarter ended September 30, 2016, the Company entered into a multi-flare contract with the same customer to supply additional Duplex units. This contract is valued at approximately $900,000 and is expected to be completed over the next 3 to 9 months depending on the oil producer customer's schedule. In accordance with the completed contract method of accounting, billings to date of $360,000 at September 30, 2016 exceeded costs by $318,000 and are reflected on the balance sheet as billings on uncompleted contracts in excess of costs.

Prior to the quarter ended September 30, 2016, the Company had entered into contracts to supply its Duplex technology with customer payments to be received upon completion. These units were accepted subsequent to the quarter ended September 30, 2016. Since payments were conditional, all costs of these projects through June 30, 2016, which totaled $566,000, were expensed as research and development costs. Costs incurred in the quarter ended September 30, 2016, which totaled $144,000, are reflected on the balance sheet as costs on uncompleted contracts in excess of billings. Billings totaling $361,000 were issued subsequent to September 30, 2016 and will be reflected with additional costs in the statement of operations in the quarter ended December 31, 2016.

Note 6 – Termination of Employment Agreement

The Company and its former Chief Executive Officer, Richard F. Rutkowski, entered into an agreement in December 2014 terminating a prior employment agreement. Under this agreement, Mr. Rutkowski will be paid his annual salary of $359,000 through December 2016, was paid a bonus of $60,000 in 2015, received employee benefits through December 2015, and received accelerated vesting on 15,625 stock options with an exercise price of $4.88 per share and 14,219 stock options with an exercise price of $9.90 per share. The options were not exercised prior to March 2015, therefore, pursuant to the terms of the option agreements and the ClearSign Combustion Company 2011 Equity Incentive Plan, the right to exercise the options terminated.

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in 2014 and included a fair value of $50,000 attributable to the stock option provisions. At September 30, 2016, the remaining liability totaled $91,000 and is due through December 2016.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2016, the number of shares reserved for issuance under the Plan totaled 1,399,828 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the nine months ended September 30, 2016, the Company granted 171,900 stock options under the Plan to employees. The stock options have exercise prices at the grant date fair value of $4.21 - $4.85 per share with a weighted-average of $4.22 per share, contractual lives of 10 years, and vest over 4 years. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $419,000. The recognized compensation expense associated with these grants for the nine months ended September 30, 2016 was $52,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	73%
Forfeiture rate	12%
Weighted average risk-free interest rate	1.56%
Expected dividend rate	0%

In March 2016, the Company authorized 44,112 shares of common stock to be issued under the Plan to its three independent directors in accordance with board agreements and which will be earned quarterly for service in 2016. The fair value of the stock at the time of grant was $3.40 per share for a total value of $150,000. The Company recognized $37,000 and $112,000 in general and administrative expense for the three and nine months ended September 30, 2016 and will recognize the remaining $38,000 in the remainder of 2016.

In accordance with the Plan, options for the purchase of 7,504 shares of common stock were exercised in 2014 prior to vesting and the shares of common stock purchased were issued with a declining repurchase right in favor of the Company at the exercise price of $4.88 per share. The Company may repurchase shares if, prior to December 31, 2016, the employee terminates employment or certain other designated events occur. At September 30, 2016, 1,668 shares remained subject to this repurchase right.

Outstanding stock option grants at September 30, 2016 and December 31, 2015 totaled 890,050 shares and 723,400 shares with the right to purchase 522,120 shares and 257,391 shares being vested and exercisable at September 30, 2016 and December 31, 2015, respectively. Stock grants made to date through September 30, 2016 and December 31, 2015 totaled 246,542 shares and 213,458 shares, respectively. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2016 and 2015 totaled $199,000, $604,000, $259,000 and $676,000, respectively. At September 30, 2016, the number of shares reserved under the Plan but unissued totaled 263,236. At September 30, 2016, there was $849,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2016 totaled 116,139 with 85,389 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2016, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2016 to May 2017 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $4.85 per share for a total value of $49,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and nine months ended September 30, 2016 and 2015 was $12,000, $32,000, $10,000, and $10,000, respectively.

Warrants

The Company has the following warrants outstanding at September 30, 2016:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	4.38
$5.00	345,000	$5.00	0.57
$10.00	20,313	$10.00	2.43
	445,313	$4.65

During the nine months ended September 30, 2016, the Company issued 60,883 shares of common stock through net settlement cashless exercises of warrants to purchase 118,959 shares at $2.20 per share when the closing prices on the date of exercises were a weighted average of $4.51 per share.

Note 8 – Related Party Transactions

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

Note 9 – Commitments

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

The Company has a triple net lease for office and laboratory space in Seattle, Washington through March 2020. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3% through February 2017 and remains at a constant rate thereafter. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. For the nine months ended September 30, 2016 and 2015, the deferred rent was reduced by $13,000 and $9,000, respectively. Under the terms of the lease, the Company also pays monthly triple net operating costs which currently approximate $3,000 per month. The Company also has a triple net lease for office space in Tulsa, Oklahoma through August 2019 with monthly rent of $2,000 per month plus triple net operating costs. Minimum future payments under the Company’s leases at September 30, 2016 are as follows:

2016	$42,000
2017	172,000
2018	173,000
2019	164,000
2020	37,000
$588,000

For the three and nine months ended September 30, 2016 and 2015, rent expense amounted to $46,000, $142,000, $61,000, and $148,000, respectively.

The Company has a field test agreement with a customer that was established to demonstrate and test the Duplex technology in a once through steam generator (OTSG) used to facilitate a thermally enhanced oil recovery process. Under the terms of the agreement, the Company has retrofitted an OTSG unit in order to achieve certain performance criteria. The agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application by this customer.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q.

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our patented Duplex™ and Electrodynamic Combustion Control™ (ECC™) platform technologies enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. Our ECC technology introduces a computer-controlled high voltage electric field into a combustion volume in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our common stock. We have earned limited revenue since inception on January 23, 2008. We are headquartered in Seattle, Washington with offices in Tulsa, Oklahoma and Houston, Texas.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of once through steam generators (OTSGs) and wellhead enclosed flares and downstream oil refineries through the use of process heaters. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from current and prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to the energy sector due to the technology’s ability to lower emissions and maintain certain operational efficiencies.

We believe that operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. We expect these standards to continue to become more stringent regardless of political leadership. As a result, we believe that these standards are a significant driver in our development and sales efforts and that our Duplex technology can provide a unique, cost-effective pollution control solution for operators in comparison to competing products.

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

Plan of Operation

We reported our first meaningful product sales of $260,000 during the third quarter of 2016 from the installation of our Duplex technology in a wellhead enclosed flare for a major California oil producer. Subsequent to September 30, 2016, we completed sales totaling $361,000 in the oil refining and enhanced oil recovery industries. We believe that the successful completion of these field development projects, which resulted from years of research and development work, are fundamental to the commercialization of our Duplex product. In the process of attempting to develop our ECC technology beyond laboratory scale for a potential process heater design in 2013, we developed Duplex, which proved to be a simplified gaseous fuel application. While we continued to pursue development of our ECC technology through laboratory testing, in 2014 we began to pursue field development and conditional sales of our Duplex technology. We engaged in a number of field development projects in which we successfully demonstrated the technology operating with thermal output of up to 52 million BTU/hr. and pursued business development and marketing activities with established entities that use steam generators, process heaters, enclosed flares, boilers, and other combustion systems as well as original equipment manufacturers.

We have eight field test projects in three target markets using our Duplex technology: three related to OTSGs in the enhanced oil recovery industry, one related to wellhead enclosed flares, and four related to process heaters in the oil refining industry. The current status of these projects is as follows:

Wellhead Enclosed Flares - The wellhead enclosed flare project for a major California oil producer was completed and payment received in the third quarter of 2016 whereby we recognized $260,000 of revenue. This was an important milestone because it was our first meaningful product sale and our second completed installation following the non-revenue field development installation in an OTSG. Furthermore, we entered into an agreement to supply this oil producer with 5 additional wellhead enclosed flares for $900,000. These are expected to be completed over the next three to nine months depending on the availability of the customer’s equipment. During the quarter ended September 30, 2016, we received a payment of 40% of the contract amount as an initial payment, which is standard for the industry. Under the completed contract method of accounting, these funds, net of costs through quarter end, are reflected as a liability on our balance sheet. These sales will be recognized as each of the five units are installed and accepted by the customer. Our expectation is that our Duplex product sales will normalize over time to gross margins approximating 50%.

Process Heaters in the Oil Refining Industry – We have four test projects involving process heaters with Tesoro Refining & Marketing Company LLC, Delek US Holdings, Inc., Tricor Refining, LLC, and an unnamed California refinery. The installations for Tricor and the unnamed California refinery were each completed, accepted by the customer, and paid for subsequent to September 30, 2016. These are important milestones as these two installations have become demonstration sites for other refiners, including super major refiners, which we believe will aid us in expanding our access to this industry. Additionally, the process heater at Tricor had been out of service since 1984. Our Duplex technology allowed Tricor to bring this obsolete asset back into production and to provide what we believe is another helpful demonstration to refiners. Because this work was completed under conditional sales contracts and the conditions had not been met in prior quarters, $477,000 of project costs, including design and start-up costs associated with unique aspects of this market vertical, were previously expensed. Costs of $97,000 incurred in the third quarter were deferred and reflected as an asset on our balance sheet pending the receipt of revenue of $260,000 to be recorded along with additional costs in the fourth quarter. Tesoro is furthering its design process based on the refinery results observed to date and is formulating a strategy to test Duplex under its environment and supervision. Delek’s application awaits an appropriate shut-down schedule to install and test the Duplex unit for its application.

OTSGs in Enhanced Oil Recovery Industry – There are three OTSG projects in the enhanced oil recovery industry: two unit installations in Southern California and one design contract for a Canadian operator. Subsequent to September 30, 2016, one of the Southern California units was completed and accepted by our original OTSG customer, a major Southern California oil producer, and the Canadian design project was completed. Because the unit installed in the fourth quarter was completed under a conditional sales contract and the conditions had not been met in prior quarters, $89,000 of project costs, including unique start-up costs associated with this unit, were previously expensed. Costs of $47,000 incurred in the third quarter were deferred and reflected as an asset on our balance sheet pending the receipt of revenue of $101,000 to be recorded along with additional costs in the fourth quarter. The design work for the unnamed Canadian oil producer was completed after September 30, 2016 and the $75,000 partial reimbursement of costs is realized in the third and fourth quarters. The final field project is ongoing and involves an antiquated OTSG and burner with unique installation issues that we do not believe apply to our target markets.

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in four installations in California related to our three target industries. We intend to continue to demonstrate Duplex capabilities through (i) operating in place units, (ii) engineering and testing with new customers and applications, (iii) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

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

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from original equipment manufacturers (OEMs). Licensing would significantly change the makeup of our sales mix, sales recognition, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. packaged boilers) could dramatically accelerate the global sales and market adoption rate of our technology. However, in order to create channel flexibility and meet end user demand, we intend to continue to pursue end user customers through direct sales, sub-contractors, or channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completing the field development projects discussed above and completing a meaningful number of installations and sales. We believe that the continuing development of Duplex, the completion of sales and an increase in end-users will enhance our ability to license our technology.

The success we experienced in recording revenues in the wellhead enclosed flare and oil refining sectors along with the demonstration success in the enhanced oil recovery sector and the $900,000 of sales contracts currently in process has allowed us to refocus our personnel and resources to enhance our sales and business development efforts, capitalize on our recent successful product development results, and generate revenue. To that end, we opened a Houston sales location, enhanced our operations engineering and project management capabilities, and restructured certain senior personnel. We appointed Donald Kendrick, Ph.D as our new Chief Technology Officer and reassigned our former CTO, Joe Colannino, to the new position of Sr. VP – Engineering supporting business development, sales, and operations. We also decided to significantly reduce the number of patents we pursue. As more fully described in the Results of Operations, as of September 30, 2016 we reduced the number of patents pending from 146 to 80 while retaining 21 issued patents. We believe that this will reduce our future patent costs without meaningfully degrading the quality of the remaining intellectual property portfolio.

Capital Raising Transactions

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

Operational Expenses

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

We cannot assure that our technology will be widely accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts and other expenditures or curtail or even suspend our operations.

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

Revenue Recognition and Cost of Sales. Revenue from design and installation of the Company’s products are recognized on the completed contract method. Revenue from contracts and related costs of goods sold are recognized once the contract is completed or substantially completed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2016 and 2015

Sales and Gross Profit. Gross profit of $213,000 was realized on our first product sale totaling $260,000 in the three and nine months ended September 30, 2016. The installation of our Duplex technology in an enclosed ground flare for a major California oil producer was completed under a conditional sales contract. Because the conditions had not been met in prior quarters, $144,000 of project costs, including design and start-up costs associated with unique aspects of this market vertical, were previously expensed. Including these costs, the gross profit would have been $69,000, or 26%.

As a result of this successful installation, we entered into a contract with this customer for several more installations totaling approximately $900,000. This contract involves terms typical to the industry with progress payments made over the delivery schedule, which we expect will occur over the next 3 to 9 months. As of September 30, 2016, we have received down payments totaling $360,000 on these sales. Our expectation is that our Duplex product sales will normalize over time to gross margins approximating 50%.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $2,097,000 to $4,066,000 for the three months ended September 30, 2016, referred to herein as Q3 2016, compared to the same period in 2015 (Q3 2015). The Company increased its R&D expenses by $411,000 to $1,226,000 for Q3 2016 primarily due to increased field testing and development costs of our Duplex technology. Specifically, personnel levels increased from approximately 9 full time equivalent employees (FTEs) to 17 FTEs, increasing personnel costs by $270,000, and field testing and consulting costs increased by $208,000. G&A expenses increased by $1,686,000 to $2,840,000 in Q3 2016 resulting primarily from $1,739,000 in impairment losses from abandoned capitalized patents pending. With the realization of its first significant product sales this quarter, the Company made organizational changes in August and September 2016 to better allocate its resources towards sales growth. Additionally, the Company reassessed its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio was maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. Further, an impairment loss was recorded for certain other patents pending which are believed to be of diminished value, but in the judgment of management remain worthwhile to continue to pursue until the product attributes and related reasonable patent protection can be better determined. A reconciliation of activity for the quarter ended September 30, 2016 is summarized as follows:

	Duplex		ECC		Total
	Number of		Number of		Number of
	Matters	Balance	Matters	Balance	Matters	Balance
Balance at July 1, 2016	79	$1,433,000	88	$1,831,000	167	$3,264,000
Current costs		112,000		69,000		181,000
Abandonments and impairments	(28)	(682,000)	(38)	(1,057,000)	(66)	(1,739,000)
Balance at September 30, 2016	51	$863,000	50	$843,000	101	$1,706,000

Issued patents	3	$41,000	18	$450,000	21	$491,000
Patents pending	48	822,000	32	393,000	80	1,215,000
Balance at September 30, 2016	51	$863,000	50	$843,000	101	$1,706,000

Operating expenses increased by $3,738,000 to $9,109,000 for the nine months ended September 30, 2016 compared to the same period in 2015. The Company increased its R&D expenses by $1,665,000 to $3,767,000 for the nine months ended September 30, 2016 primarily due to increased field testing costs of our Duplex technology. Specifically, personnel levels increased from approximately 9 FTEs to 17 FTEs, increasing personnel costs by $970,000, and field testing and laboratory and consulting costs increased by $724,000. G&A expenses increased by $2,073,000 to $5,342,000 for the nine months ended September 30, 2016. G&A expenses rose primarily due to $1,966,000 in impairment losses from the abandoned capitalized patents pending described previously, $214,000 of increased consulting fees, and $114,000 of increased costs as a public company, offset by a $199,000 decrease in personnel costs related to personnel changes from higher to lower salary bases.

Loss from Operations. Due to the increase in operating expenses, primarily resulting from impairment losses on abandoned capitalized patents pending of $1,739,000 and $1,966,000 in the three and nine months ended September 30, 2016, respectively, our loss from operations increased during Q3 2016 by $1,884,000 to $3,853,000 and increased for the nine months ended September 30, 2016 by $3,525,000 to $8,896,000.

Net Loss. Primarily as a result of the increase in operating expenses and the abandonment of certain capitalized patents pending, our net loss for Q3 2016 was $3,846,000 as compared to a net loss of $1,961,000 for Q3 2015, resulting in an increased net loss of $1,885,000, and our net loss for the nine months ended September 30, 2016 was $8,866,000 as compared to a net loss of $5,340,000 for the same period in 2015, resulting in an increased net loss of $3,526,000.

Liquidity and Capital Resources

At September 30, 2016, our cash and cash equivalent balance totaled $3,558,000 compared to $10,985,000 at December 31, 2015. This decrease resulted primarily from our operating costs for the nine months ended September 30, 2016 associated with the ongoing research and development of our technology.

We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows us to offer up to an aggregate of $30,000,000 of common stock, preferred stock, warrants or units from time to time as market conditions permit.

At September 30, 2016, our current assets were in excess of current liabilities resulting in working capital of $2,434,000 compared to $9,564,000 at December 31, 2015. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible and fixed assets.

Operating activities for the nine months ended September 30, 2016 resulted in cash outflows of $6,417,000 which were due primarily to the loss for the period of $8,866,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $284,000. These were offset by impairment losses on abandoned capitalized patents pending of $1,971,000, other non-cash expenses of $126,000, and services paid with common stock and stock options of $636,000. Operating activities for the nine months ended September 30, 2015 resulted in cash outflows of $4,800,000, which were due primarily to the loss for the period of $5,340,000 and net changes in working capital (exclusive of cash) which reduced cash flow by $301,000 and were partially offset by services paid with common stock and stock options of $686,000 and other non-cash expenses of $155,000.

Investing activities for the nine months ended September 30, 2016 resulted in cash outflows of $834,000 for development of patents and $176,000 for acquisition of fixed assets, compared to $888,000 and $37,000 during the same period of 2015.

There were no financing activities for the nine months ended September 30, 2016, compared to cash inflows of $16,563,000 from issuance of common stock and exercise of stock options during the same period in 2015.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO)(principal executive officer) and our Chief Financial Officer (CFO)(principal financial and accounting officer), has concluded that, as of September 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 14, 2016	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer