Form 10-K
period 2016-12-31
CLEARSIGN COMBUSTION CORP
filed 2017-02-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Zip Code)

(206) 673-4848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	The NASDAQ Stock Market LLC

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

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $62,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 14, 2017, the registrant has 15,598,853 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

Combustion Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash and our history of losses;

•	our ability to successfully develop and implement our technology and achieve profitability;

•	our limited operating history;

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	our ability to manufacture any products we design;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future;

•	our ability to continue as a going concern;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

PART I

ITEM 1: BUSINESS

Introduction

We design and are developing technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our patented Duplex™ and Electrodynamic Combustion Control™ (ECC™) platform technologies enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. Our ECC technology introduces a computer-controlled high voltage electric field into a combustion volume in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our securities. We have earned nominal revenue since inception in 2008.

While we have recently begun commercializing our Duplex technologies and our technologies have not been tested or verified by any independent third party, based on the results of our laboratory and field testing as well as our initial commercialized installations in three different applications, we believe that our proprietary technology platforms may improve emissions control performance and operational performance for many types of industrial and commercial combustion systems. As a result, we also believe that our technologies may reduce costs associated with the construction (including refurbishment and upgrade), operation and maintenance of these combustion systems as compared to combustion systems that use no or alternative technology to enhance combustion and control emissions.

Based on the results of our testing, we believe our technologies compare favorably with current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), excess air systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed ground flares, and packaged boilers.

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

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. The Energy Information Administration of the U.S. Department of Energy determined in its 2014 Annual Energy Outlook that the world’s industrial sector consumed 165 quadrillion British thermal units (BTUs) of hydrocarbon fuels. These are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of these systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our technologies, to date we have limited the introduction of our technologies to market segments that include petroleum refining process heaters, enclosed ground flares, and OTSGs.

Our Technologies

We are pursuing development of our technologies to enable future sales. These activities entail (i) field development projects in the case of our Duplex technology where we have successfully demonstrated our proprietary technology operating in our field testing with thermal output of up to 52 million BTU/hr, (ii) laboratory research in the case of our ECC technology where we have demonstrated certain attributes of our proprietary technology operating in our research facility with thermal output of up to 2 million BTU/hr, and (iii) business development and marketing activities with established entities that use process heaters, enclosed ground flares, steam generators, boilers, solid fuel burners, and other combustion systems as well as original equipment manufacturers (OEMs). We intend to continue to enter into collaborative arrangements, such as those described below and with OEMs, which would enable us to work closely with established companies in targeted industries to apply solutions developed in our laboratory and field settings.

Field Testing of our Duplex Technology in Once-Through Steam Generators

After performing testing on our Duplex technology in our laboratory furnace with thermal output up to 5 million BTU/hr, we commenced field development work in the fourth quarter of 2014 with an oil field operator in Southern California to demonstrate and test the Duplex technology in an OTSG with a thermal output ranging from 40 to 62.5 million BTU/hr used to facilitate a thermally enhanced oil recovery process in California’s San Joaquin Valley. To date, we have tested an OTSG at a rate of 52 million BTU/hr and met the requirements of San Joaquin Valley Air Pollution Control District’s Rule 4320, Advance Emission Reduction Options for Boilers, Steam Generators and Process Heaters Greater Than 5.0 MMBtu/hr, which prohibits NOx emissions exceeding 5 ppm (corrected at 3% O2). These results were achieved without major modifications to the burner or the need for flue gas recirculation (FGR). During testing, the OTSG unit continued to supply steam at the capacity and quality required for oil field operations. Our agreement with this operator includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application. In September 2015, this operator placed an order to retrofit a second OTSG unit with our Duplex technology. The retrofit was completed and the sale recorded in the quarter ended December 31, 2016. This customer is considering additional unit sales after conducting additional field testing related to its unique stranded gas fuel supply.

In May 2015, we received an order from an independent Southern California oil producer to retrofit a 25 million BTU/hr OTSG with our Duplex technology. The installation involves an antiquated OTSG and burner with unique installation issues that we do not believe apply to our target markets. Substantial progress was made in 2016 related to this installation and it is expected to be completed in the first quarter of 2017.

In 2016, we completed a design study for a large Canadian operator of OTSGs. We believe that this operator is considering our Duplex technology because it is anticipating, and therefore preparing for, the passage during the next few years of increased emissions regulations in the locale in which it operates.

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

Field Testing of our Duplex Technology in Wellhead Enclosed Flares

In February 2016, we received an order through an intermediary, acting on behalf of a large Southern California oil producer, for installation in wellhead enclosed ground flares for the purpose of evaluating Duplex as a solution to the oil producer's NOx emissions challenges.  The initial retrofit was completed and payment received in the quarter ended September 30, 2016 whereby we recognized $260,000 of revenue. This was an important milestone because it was our first meaningful product sale and our second completed installation following the non-revenue field development installation in an OTSG. Furthermore, we entered into an agreement to supply this oil producer with 5 additional wellhead enclosed ground flare retrofits for $900,000. These are expected to be completed over the next six months depending on the availability of the customer’s equipment. During the year ended December 31, 2016, we received payments of 40% of the contract amount as an initial payment, which is standard for the industry for this stage of completion.

Field Testing of our Duplex Technology in Refinery Process Heaters

We previously executed two agreements regarding field tests related to process heaters with thermal outputs ranging from 12 to 15 million BTU/hr with two separate petroleum refineries in the San Joaquin Valley. Retrofits for Tricor Refining, LLC and an unnamed California refinery were each completed and accepted by the customers in the quarter ended December 31, 2016. These are important milestones as these two installations have become demonstration sites for other refiners, including super major refiners, which we believe will aid us in expanding our access to this industry. Additionally, the process heater at Tricor had been out of service since 1984. Our Duplex technology retrofit allowed Tricor to bring this obsolete asset back into production and to provide what we believe is another helpful demonstration to refiners.

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

Testing of our Duplex Plug & Play™ for Refinery Process Heaters

We have recently completed laboratory testing and intend to begin field testing a new burner product for refinery and industrial process heater applications. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow a heater or furnace to continue operating during installation rather than be shut down. If field testing confirms this design attribute, the ability to install the Duplex Plug & Play while the system is operational will allow customers to avoid down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance.

In September 2015, we executed an agreement with a refiner in Texas to install our Duplex technology in a process heater located in one of their refineries. The Duplex installation is being installed to eliminate potential flame impingement upon process tubes and reduce maintenance costs and downtime. This will provide the initial field testing site for our Duplex Plug & Play. The refiner’s application awaits an appropriate shut-down schedule in the coming months to install and test the product. Field testing at this Texas refinery will provide the last phase of product assessment and allow for operational feedback from this beta site customer. The customer has expressed interest in purchasing additional units if the testing is completed to their satisfaction. We believe that successful launch of this product could cultivate interest in licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

We intend to continue field validation of our Duplex technology in order to produce sufficient data to demonstrate product attributes and dependability.

Laboratory Research of our ECC Technology

We continue to conduct solid fuel laboratory testing of our ECC technology. If successful, this would create a basis for further focused laboratory studies prior to any field demonstrations. There is no assurance that additional research funds will be received, terms relating to further research will be reached, or a final agreement for additional research or laboratory studies will be executed.

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

Research and Development Plan

We have tested aspects of our Duplex and ECC technologies in our laboratory on our 1 million and 5 million BTU/hr research furnaces, our 1 million BTU/hr boiler simulator, and our 1 million BTU/hr solid fuel furnace. We have installed our Duplex technology on a retrofit basis in numerous field test sites. We have completed laboratory testing of the Duplex Plug & Play which, if successful in field applications, could attract interest from OEMs. Our research and development activities include the following:

•	Scale up to commercially relevant sizes. With regard to our ECC technology, we have designed and built furnaces and burners at what we believe to be a commercially relevant scale. We have identified potential development partners and customers with whom we are engaged in discussions to apply our ECC technology to their particular uses at commercially relevant scales, which can be 1 million BTUs or greater. The solid fuel laboratory testing of our ECC technology is ongoing.

•	Site demonstration at full scale. We have demonstrated our Duplex technology for burner retrofits at commercial sites firing retrofitted OTSGs up to 52 million BTU/hr and a retrofitted three burner, 12 million BTU/hr petroleum refinery process heater. We anticipate commencement of field demonstration of the Duplex Plug & Play in the second quarter of 2017 to evaluate the product at full scale in an up-fired refinery process heater.

•	Complete first installation. After completion of site demonstrations that include our Duplex Plug & Play, we anticipate that this demonstration will transition to validation and documentary phases with extended operation periods in the field. This would include validation from prospective customer users and environmental regulatory bodies. With regard to our Duplex retrofit applications, customers continue to validate and document their results. Field development testing of our Duplex retrofit application is ongoing while regulatory bodies consider the results. In December 2015, the South Coast Air Quality Management District governing the greater Los Angeles area designated Duplex as a Best Available Retrofit Control Technology in the field of refinery process heaters and boilers. We believe that such demonstrations, if successful, would provide the impetus for commercial adoption within the applicable industry.

•	Enhancement of our intellectual property portfolio. We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2016, we have filed approximately 69 patent applications with the U.S. Patent and Trademark Office (USPTO) and certain foreign regulatory bodies related to our Duplex and ECC technologies, which remain pending. We have been granted 3 patents related to our Duplex technology and 33 patents related to our ECC technology. We cannot predict when our patent applications may result in issued patents, if at all. Further, we may modify a patent application in the future as we develop additional information. As a result, we may create additional patent applications from an existing application, consolidate existing patent applications, abandon applications, or otherwise modify applications based upon our judgment in order to protect our intellectual property in a reasonably cost beneficial manner.

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

•	process heaters for petroleum refining and petrochemical processing,

•	heating systems in packaged boilers,

•	enclosed ground flares, and
•	larger-scale steam generation systems and power boilers.

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

We have pursued retrofitting existing systems to improve their performance as we believe that it provides the quickest path to market. This is because (1) the installed base of existing combustion systems is far greater than the annual number of newly built systems, (2) integrating our technology into a retrofit appeared less complex than integrating our technology into a new combustion system designed by an OEM, (3) the design cycle of a retrofit application appeared to be far shorter, and (4) we believed that with the previously challenging economic and energy industry market conditions, less costly retrofits are more attractive to many segments of the energy market than new capital equipment and infrastructure builds to comply with environmental regulations and derive cost efficiencies.

Since we have completed initial retrofit projects in three vertical market installations, we believe that pursuit of new, stand-alone products, such as the Duplex Plug & Play, if successful, will enable us to substantially increase our sales to a meaningful level through licensing or other business arrangements with OEMs. If field installation of the Duplex Plug & Play is successful, we will pursue OEMs or other means to license the product in order to take advantage of the manufacturing and distribution capabilities of more established market participants. We are planning to develop a stand-alone product for application in the packaged boiler market and intend to investigate the value of developing additional stand-alone products.

Sales and Marketing Plan

Partnership Strategy and Field Development. We believe that our technologies have the potential to transform industries that rely on combustion and that our technologies are broadly applicable in large, scalable, global markets.

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

We currently are pursuing field development programs of our Duplex burner products. These programs are aimed at our target industrial combustion markets.

Pricing Strategy. Our target markets are characterized by well-established competitors in mature businesses. As a result, competitive pricing rather than pricing based on broad product value is the standard for these markets. Since we believe that our technology will provide greater economic value in comparison to our competitors, we plan to price our technology based upon the value that we believe it will provide in reduced air pollution control costs, including fines, and reduced maintenance and operating costs.

Channel Structure and Path to Market. Our path to market could involve any combination of (1) licensing our technologies for either one-time or periodic licensing fees for a period of time within specific fields of use and/or territories, (2) sale of our intellectual property rights within specific fields of use and/or territories, or (3) manufacturing the components required to enable our technologies and/or supplying a complete burner package through strategic subcontracting agreements. Since our solutions consist largely of off-the-shelf components, we do not anticipate that we will require a large manufacturing capacity. To the extent we will require production of specific hardware (electrodes, for example), we plan to rely on outside contract manufacturers, which we believe are widely available and for which a competitive market exists.

Competition and Barriers to Entry

The industry in which we operate is global in scope and is populated by large, established suppliers of burners and post-combustion air pollution control systems, all of whom possess substantially greater resources than we do. Worldwide, suppliers of burners and air pollution control equipment include but are not limited to companies such as UOP, Callidus and Maxon (all three are subsidiaries of Honeywell), John Zink Hamworthy Combustion (a subsidiary of Koch Industries and including Coen), Babcock and Wilcox, Westinghouse, Eclipse, General Electric, Haldor Topsøe, Hitachi, Linde, and Fives North American, among others.

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

As indicated above we are seeking to enter the combustion and emissions control market and to establish ourselves in a highly competitive industry against companies that have both substantially greater financial resources than we do and established products.  Because they have been available in the market for many years, our competitors’ product offerings may have several advantages.  Among these are:

•	Availability of trained technicians: The number of technicians who are able to specify, install and operate our competitors’ products will be greater than those who have been trained on our technology.
•	Conservative choice: Because our competitors' technologies are well understood and their performance has been proven over time, customers may perceive their offerings as a safe, low-risk choice.
•	Business relationships: Because our competitors have established long-standing personal relationships with their customers, they may prefer to continue to do business with one another.

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

Compared to the products and solutions of companies with which we seek to compete, we believe our technology could provide our potential customers with a lower total cost of ownership, offering the prospect of a positive economic return on investment to systems operators due to a reduction in their capital and operating expenses, and an increase in energy efficiency.

While we believe that our technology could offer the advantages discussed above, we do not currently represent a significant competitive presence in our industry.

Research and Development Program

Our research and development program consists of bench- and pilot-scale research anticipating future site demonstrations. The experience and industry contacts of our management, board of directors, and consultants with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research program. These are supported by field development agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions. Our research and development activities make use of employees and consultants that are experts in the areas of industrial combustion, statistical experimental design, gas turbines, fluid mechanics, physics of particles and ions, and electric fields. We spent $4,831,000 and $2,932,000 on research and development for the years ended December 31, 2016 and 2015, respectively.

Intellectual Property Protection

We are pursuing an aggressive intellectual property strategy including:

•	Aggressive invention and ideation. Thus far we have identified numerous specific inventions that we believe to be novel and patentable. We are pursuing a proven ideation process to enhance and continue these discoveries.
•	Development of a strong patent portfolio. As of December 31, 2016, we have been awarded 3 and 33 patents related to our Duplex and ECC technologies, respectively, and have 69 patent applications pending for Duplex and ECC technologies. We cannot predict when our patent applications may result in issued patents, if at all. Further, we may modify a patent application in the future as we develop additional information. As a result, we may create additional patent applications from an existing application, consolidate existing patent applications, abandon applications, or otherwise modify applications based upon our judgment in order to protect our intellectual property in a reasonably cost beneficial manner.

Government Regulation

Government approval is not required in order for us to sell the principal products or services that we are developing. However, government regulation, particularly environmental regulation, is likely to play an important role in shaping our product mix and offerings. Our Duplex technology includes enhancement of the combustion process and reduction of certain emissions at a lower cost than current air pollution control devices. Field implementation of our technology requires permits from various local, state and federal agencies that regulate mechanical and electrical infrastructure and fire and air pollution control.

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

Although the Trump administration has indicated that it plans to pursue the reduction of environmental regulations in order to promote economic activity and to eliminate or reduce perceived needless environmental regulations, the statements to date have primarily referenced elimination of regulations associated with greenhouse gas emissions, an area unrelated to our technologies, and the approval of oil pipelines, a step that may benefit our business and that of our customers in the energy sector. At this time, we are not aware of any current or proposed federal, state or local environmental compliance regulations that would have a material detrimental effect on our business objectives.  We do not anticipate any major expenditures to be required in order for our technology to comply with any environmental protection statutes.

Employees

As of February 14, 2017, we had 19 full-time employees and 1 part-time employee. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of December 31, 2016, we had a total accumulated deficit of approximately $40.3 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and our continued efforts to form relationships with strategic partners. We may never generate significant revenue and we may never be profitable.

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

We are continuing to develop our technology, which is being tested in the field by various oil producers and refiners. If we are unable to effectively develop and timely promote our technology, gain recognition in our market segment, and develop a critical level of successful sales and product installations, we may not be able to successfully achieve sales revenue and our results of operations and financial condition would then suffer. Our ability to achieve future revenue will depend significantly upon achieving a critical mass of market awareness and sales to potential customers of our products. While we plan to achieve this awareness over time, there can be no assurance that awareness of our company and technology will develop in a manner or pace that is necessary for us to achieve profitability in the near term.

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

The negative environmental impacts of industrial activity have given rise to significant environmental regulation in industrialized countries. These regulations are important incentives in the adoption of technologies like ours. To the extent that environmental regulations in the United States and in other industrialized countries are modified in the future, or even relaxed, our technology may not produce the results required, or may even be unnecessary, to comply with the modified regulations. For example, although the Trump administration has indicated that it plans to pursue the reduction of environmental regulations in order to promote economic activity and to eliminate or reduce perceived needless environmental regulations, the administration’s statements to date have primarily referenced elimination of regulations associated with greenhouse gas emissions, an area unrelated to our technologies, and the approval of oil pipelines, a step that may benefit our business., However, if the Environmental Protection Agency relaxes the clean air regulations our technologies are designed to address, our business and results of operations could be materially adversely affected.

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

A third party may sue us for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts from our business activities. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to pay monetary damages and/or expenses; stop commercial activities relating to our products; obtain one or more licenses in order to secure the rights to continue manufacturing or marketing our products; or attempt to compete in the market with substantially similar products. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations.

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

We have not fully developed our products, cost of goods or pricing. As a result, we cannot reliably predict our profit margins. Our operating costs could increase significantly compared to those we currently anticipate due to unanticipated results from the development process, application of our technology to unique or difficult processes, regulatory requirements and particular field implementations. Further, we envision our pricing to be highly dependent on the benefits that our customers believe they will achieve using our products. Accordingly, we cannot predict whether or when we will achieve profitability, and if achieved, the amount of such profit margins.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Of particular note, the loss of services of Stephen E. Pirnat, Chief Executive Officer and President, Dr. Donald W. Kendrick, Chief Technology Officer, Dr. Roberto Ruiz, Chief Operating Officer, or Joseph Colannino, Senior Vice President of Engineering could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled executives and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Risks Related to Owning Our Common Stock

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (CLIR: NASDAQ) has traded as low as $2.98 per share and as high as $11.75 per share and day-to-day trading has been volatile at times. Further, in conjunction with a shareholder rights offering we completed on January 25, 2017, we sold warrants (CLIRW: NASDAQ) the day-to-day trading of which has also been volatile to date. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our securities.

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

As of February 14, 2017, we had outstanding options and warrants for the purchase of 882,815 and 2,840,784 shares of common stock, respectively. Under the ClearSign Combustion Corporation 2011 Equity Incentive Plan and the ClearSign Combustion Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares or options to employees, officers, directors, independent contractors and agents. Furthermore, as of February 14, 2017, we have reserved an additional 132,560 shares of common stock for such awards and the Plans provide that this number may increase quarterly by a collective amount of up to 11% of the number of shares issued by the Company each quarter. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $939,000 in 2016. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a smaller reporting company and an emerging growth company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Provisions of our Articles of Incorporation and bylaws and applicable provisions of Washington law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. The provisions in our Articles of Incorporation and bylaws:

•	authorize our board of directors to issue preferred stock without shareholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	limit who may call shareholder meetings;

•	do not provide for cumulative voting rights; and

•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, unless the vacant office is to be held by a director elected by the holders of one or more classes or series of shares entitled to vote thereon, in which case the vacancy can be filled only by the vote of the holders of such class or series.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal office is located at 12870 Interurban Avenue South, Seattle, Washington with a satellite offices located in Tulsa, Oklahoma and Houston, Texas. At our principal office in Seattle, we currently lease approximately 9,425 square feet of office and laboratory space, which is suitable and adequate for our current operations, under a triple net lease which expires in March 2020. Monthly minimum rent is $11,789 through February 2017 and $12,268 thereafter. The Tulsa office agreement for office space terminates in August 2019 with monthly minimum rent of $2,000.

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

	2016		2015
	High	Low	High	Low
First quarter	$4.90	$2.98	$7.62	$4.97
Second quarter	$5.28	$3.75	$5.90	$4.74
Third quarter	$6.09	$4.14	$7.23	$3.44
Fourth quarter	$6.08	$3.40	$6.41	$4.44

On January 25, 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at $4.00 per unit whereby 2,395,471 shares and 2,395,471 warrants were issued. The warrants allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, expire on January 25, 2019, and are publicly traded on the NASDAQ Capital Market under the symbol “CLIRW”.

According to our transfer agent, as of February 14, 2017 we had approximately 259 shareholders of record and 8 warrant holders of record. These numbers do not include an indeterminate number of holders whose shares or warrants are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598 and their phone number is (212) 828-8436.

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

OVERVIEW

We design and are developing technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our patented Duplex™ and Electrodynamic Combustion Control™ (ECC™) platform technologies enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. Our ECC technology introduces a computer-controlled high voltage electric field into a combustion volume in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our securities. We have earned limited revenue since inception on January 23, 2008. We are headquartered in Seattle, Washington with offices in Tulsa, Oklahoma and Houston, Texas.

As indicated in the discussion of our business, our initial target markets center on the energy sector, including upstream crude oil production through the use of once through steam generators (OTSGs) and wellhead enclosed flares and downstream oil refineries through the use of process heaters. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2016 and enjoyed end of year appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2016 prices reaching a low of $27 per barrel and finishing the year at approximately $50+ per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from current and prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to the energy sector due to the technology’s ability to lower emissions and maintain certain operational efficiencies.

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

Non-attainment areas under the 1997 limit of 84 ppb	Projected non-attainment areas under the 2015 limit of 70 ppb
Source: EPA, August 2016	Source: URS, August 2015

We have noted that local air quality districts in EPA designated “severe non-attainment zones” in California are uncertain as to how they will achieve the 2015 standard. As such, we believe that local regulators are in search of additional means beyond those included in the current regulations to comply with the impending standards. For example, although NOx emissions from refineries and other oil production and processing operations are highly regulated since they are historically a significant source of stationary NOx emissions, enclosed ground flares have not historically been viewed as a source requiring the same level of regulation. We believe that our Duplex technology is uniquely able to address the emissions challenges being faced by oil producers and other industries as those challenges relate to both current and reasonably predictable future local air emission standards.

We reported our first meaningful product sales of $621,000 during 2016 from the installation of our Duplex technology through retrofits in a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer with 5 additional wellhead enclosed flare retrofits for $900,000. We believe that the successful completion of these field development projects, which resulted from years of research and development work, are fundamental to the commercialization of our Duplex product. In the process of attempting to develop our ECC technology beyond laboratory scale for a potential process heater design in 2013, we developed Duplex, which is a simplified gaseous fuel application. While we continued to pursue development of our ECC technology through laboratory testing, in 2014 we began to pursue field development and conditional sales of our Duplex technology. We engaged in a number of field development projects in which we successfully demonstrated the technology operating with thermal output of up to 52 million BTU/hr. and pursued business development and marketing activities with established entities that use steam generators, process heaters, enclosed flares, boilers, and other combustion systems as well as original equipment manufacturers.

Product Applications of Duplex

We have to date applied our Duplex technology through retrofits of existing burners. These often involve engineering around an existing burner architecture that can complicate the Duplex installation. Because of this, we believe that the retrofit market is best suited for larger projects and larger applications of Duplex.

We have recently completed laboratory testing and intend to begin field testing a new burner product for refinery and industrial process heater applications. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow a heater or furnace to continue operating during installation rather than be shut down. If field testing confirms this design attribute, the ability to install the Duplex Plug & Play while the system is operational will allow customers to avoid down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. As described below, we plan to begin field testing at a Texas oil refinery this spring. If successful, we believe that this product, ClearSign’s first complete burner product, will be suitable for licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

We have numerous field test projects in three target markets using our Duplex technology: one related to wellhead enclosed flares, four related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry . The current status of these projects is as follows:

Wellhead Enclosed Ground Flares - The wellhead enclosed ground flare retrofit project for a major California oil producer was completed and payment received in the third quarter of 2016 whereby we recognized $260,000 of revenue. This was an important milestone because it was our first meaningful product sale and our second completed installation following the non-revenue field development installation in an OTSG. Furthermore, we entered into an agreement to supply this oil producer with 5 additional wellhead enclosed flare retrofits for $900,000. These are expected to be completed over the next six months depending on the availability of the customer’s equipment. During the year ended December 31, 2016, we received 40% of the contract amount as an initial payment, which is standard for the industry for this stage of completion. Under the completed contract method of accounting, these funds, net of costs through quarter end, are reflected as a liability on our balance sheet. These sales will be recognized as each of the five units are installed and accepted by the customer. Our expectation is that our Duplex retrofit sales will normalize over time to gross margins approximating 50%.

Process Heaters in the Oil Refining Industry – We have four test projects involving process heaters:

Duplex Retrofits - Retrofits for Tricor Refining, LLC and an unnamed California refinery were each completed and accepted by the customers in the quarter ended December 31, 2016. These are important milestones as these two installations have become demonstration sites for other refiners, including super major refiners, which we believe will aid us in expanding our access to this industry. Additionally, the process heater at Tricor had been out of service since 1984. Our Duplex technology retrofit allowed Tricor to bring this obsolete asset back into production and to provide what we believe is another helpful demonstration to refiners. Because this work was completed under conditional sales contracts and the conditions had not been met in prior quarters, $477,000 of project costs, including design and start-up costs associated with unique aspects of this market vertical, were previously expensed. Costs of $262,000 incurred in the third and fourth quarters were reflected as costs against the revenue of $260,000.

Duplex Plug & Play - A Texas based refiner will provide the initial field testing site for the Duplex Plug & Play. This refiner’s application awaits an appropriate shut-down schedule in the coming months to install and test the product. Field testing at this Texas refinery will provide the last phase of product assessment and allow for operational feedback from this beta site customer. The customer has expressed interest in purchasing additional units if the testing is completed to their satisfaction. We believe that successful launch of this product could cultivate interest in licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

Tesoro Refining & Marketing Company LLC is furthering its design process based on the refinery results observed to date and is formulating a strategy to test Duplex under its environment and supervision.

OTSGs in Enhanced Oil Recovery Industry – There are three OTSG projects in the enhanced oil recovery industry: two unit installations in Southern California and one design contract for a Canadian operator. One of the Southern California units was completed and accepted by our original OTSG customer, a major Southern California oil producer, and the Canadian design project was completed during the year ended December 31, 2016. Because the unit installed in the fourth quarter was completed under a conditional sales contract and the conditions had not been met in prior quarters, $89,000 of project costs, including unique start-up costs associated with this unit, were previously expensed. Costs of $140,000 incurred in the third quarter and fourth quarters was reflected as costs against the recording of revenue of $101,000 in the fourth quarter. The design work for the unnamed Canadian oil producer was completed and the $75,000 partial reimbursement of costs was realized in the third and fourth quarters. The final field project is nearing completion and involves an antiquated OTSG and burner with unique installation issues that we do not believe apply to our target markets.

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in four installations in California related to our three target industries. We intend to continue to demonstrate Duplex capabilities through (i) operating in place units, (ii) engineering and testing with new customers and applications, (iii) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems, similar to the Duplex Plug and Play, for application in other vertical markets, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

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

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from original equipment manufacturers (OEMs). Licensing would significantly change the makeup of our sales mix, sales recognition, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. burners for refinery process heaters or packaged boilers) could dramatically accelerate the global sales and market adoption rate of our technology. However, in order to create channel flexibility and meet end user demand, we intend to continue to pursue end user customers through direct sales, sub-contractors, or channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completing the field development projects discussed above and completing a meaningful number of installations and sales. We believe that the continuing development of Duplex, the completion of sales and an increase in end-users will enhance our ability to license our technology.

The success we experienced in recording revenues in the wellhead enclosed flare and oil refining sectors along with the demonstration success in the enhanced oil recovery sector and the $900,000 of sales contracts currently in process has allowed us to refocus our personnel and resources to enhance our sales and business development efforts, capitalize on our recent successful product development results, and generate revenue. To that end, we opened a Houston sales location, enhanced our operations engineering and project management capabilities, and restructured certain senior personnel. We appointed Donald Kendrick, Ph.D. as our new Chief Technology Officer (CTO) and reassigned our former CTO, Joe Colannino, to the new position of Sr. VP – Engineering supporting business development, sales, and operations. We also decided to significantly reduce the number of patents we pursue. As more fully described in the Results of Operations, in 2016 we reduced by 66 the number of patents pending so that, as of December 31, 2016, we had remaining 69 patents pending and 36 issued patents. We believe that this will reduce our future patent costs without meaningfully degrading the quality of the remaining intellectual property portfolio.

Historically, we have funded our operations through the sale of our securities, including the following:

-	In April and May 2012, we completed an initial public offering (IPO) of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of approximately $11.6 million.

-	In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million.

-	In February 2015, we completed an underwritten public offering of our common stock whereby we sold 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17.5 million and net proceeds of approximately $16.3 million.

-	In January 2017, we completed a rights offering pursuant to which we sold 2,395,471 units for $4.00 per unit consisting of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share resulting in gross proceeds of $9.6 million and net proceeds of approximately $8.7 million.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 19 full-time employees and 1 part-time employee. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

Revenue Recognition and Cost of Goods Sold. Revenues from design and installation of the Company’s products are recognized on the completed contract method. Revenues from contracts and related costs of goods sold are recognized once the contract is completed or substantially completed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Product Warranties. The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the balance sheets.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenue, Cost of Goods Sold, and Gross Profit. The Company reported its first meaningful annual revenue of $621,000 in 2016 earned from the completion of four conditional contracts with customers that were evaluating our Duplex technology for their applications. The revenue resulted in a gross profit of $136,000 and a gross margin of 22%. These initial projects were more costly than expected due to a number of reasons that we believe are related to start-up. We anticipate gross margins will normalize in the range of 50%. 2015 revenue was $61,000.

Operating Expenses. Operating expenses increased by $3,388,000 to $11,341,000 in 2016 compared to $7,953,000 in operating expenses in 2015, an increase of approximately 43%. The Company increased its research and development (R&D) expenses by $1,899,000 to $4,831,000 for 2016 compared to $2,932,000 for 2015. R&D expenses rose due primarily to a $1,127,000 increase in field testing costs related to the evaluation of our Duplex technology, laboratory, and related costs, all of which totaled $1,921,000 in 2016 as compared to $794,000 in 2015. R&D expenses in 2016 also included the addition of personnel hired to support increased research activities, resulting in an increase in compensation expense of $990,000, to $2,469,000. G&A expenses increased by $1,489,000 to $6,510,000 for 2016 compared to $5,021,000 for 2015. This increase resulted primarily from increased impairment losses of $1,378,000 on capitalized patents pending, increases to consulting costs of $404,000, and an increase of $111,000 to the costs attributable to being a public company. These expenses were offset in 2016 by decreases in overall G&A compensation of $430,000.

Loss from Operations. Due to the increase in operating expenses, our loss from operations increased during 2016 by $3,263,000 to $11,205,000, compared to $7,942,000 during 2015, an increase of approximately 41%.

Net Loss. Primarily as a result of the increase in operating expenses, our net loss for 2016 was $11,173,000 as compared to a net loss of $7,898,000 for 2015, resulting in a $3,275,000 increase in the net loss or approximately 41%.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalent balance totaled $1,259,000 compared to $10,985,000 at December 31, 2015. Although we are pursuing sales and co-development agreements, there is no assurance that they will be adequate to fund our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. As detailed in Note 14 to our audited financial statements, on January 25, 2017 the Company completed a rights offering of 2,395,417 units at a price of $4.00 per unit. Each unit consisted of one share of common stock and one warrant to acquire one share of common stock for $4.00 per share. We received net proceeds of approximately $8,700,000 from the rights offering which we believe will be adequate to support our operations for at least the next 12 months. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows the Company to offer common stock, preferred stock, warrants or units from time to time as market conditions permit. This information does not constitute an offer of any securities for sale.

At December 31, 2016, our current assets were in excess of current liabilities resulting in working capital of $355,000 compared to $9,564,000 at December 31, 2015. The decrease in working capital resulted primarily from the $11.2 million net loss in 2016.

Operating activities for 2016 resulted in cash outflows of $8,672,000 which were due primarily to the loss for the period of $11,173,000, offset by share based compensation from the Company’s employee and consultant equity plans of $645,000, abandonment of capitalized pending patents of $1,971,000, services and compensation paid with common stock of $194,000, and depreciation and amortization expense of $208,000. Operating activities for 2015 resulted in cash outflows of $6,261,000 which were due primarily to the loss for the period of $7,898,000, offset by share based compensation from the Company’s employee and consultant equity plans of $797,000, abandonment of capitalized pending patents of $593,000, services and compensation paid with common stock of $157,000, and depreciation and amortization expense of $200,000.

Investing activities for 2016 and 2015 resulted in cash outflows of $1,054,000 and $1,162,000, respectively. Development of capitalized patents and other intangible assets for 2016 and 2015 resulted in cash outflows of $917,000 and $1,113,000, respectively. Acquisition of fixed assets for 2016 and 2015, primarily research and development equipment, resulted in cash outflows of $137,000 and $49,000, respectively.

There were no financing activities in 2016. Financing activities for 2015 resulted in $16,563,000 of cash inflows, which resulted primarily from the issuance of 2,990,000 shares of common stock at $5.85 per share for gross proceeds of $17,500,000 and net cash proceeds of $16,279,000. Additionally, we raised $284,000 through the exercise of stock options.

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

We have audited the accompanying balance sheets of ClearSign Combustion Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GUMBINER SAVETT INC.

February 14, 2017

Santa Monica, California

ClearSign Combustion Corporation

Balance Sheets

	December 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$1,259,000	$10,985,000
Prepaid expenses	535,000	203,000
Accounts Receivable	103,000	-
Total current assets	1,897,000	11,188,000

Fixed assets, net	144,000	123,000
Patents and other intangible assets, net	1,735,000	2,881,000
Other assets	10,000	10,000

Total Assets	$3,786,000	$14,202,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$755,000	$495,000
Accrued compensation and taxes	669,000	1,109,000
Deferred rent	3,000	20,000
Billings on uncompleted contracts in excess of costs	115,000	-
Total current liabilities	1,542,000	1,624,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 12,983,938 and 12,868,943 shares issued and
outstanding at December 31, 2016 and 2015, respectively	1,000	1,000
Additional paid-in capital	42,574,000	41,735,000
Accumulated deficit	(40,331,000)	(29,158,000)
Total stockholders' equity	2,244,000	12,578,000

Total Liabilities and Stockholders' Equity	$3,786,000	$14,202,000

The accompanying notes are an integral part of these financial statements.

ClearSign Combustion Corporation

Statements of Operations

	For the Years Ended December 31,
	2016	2015

Sales	$621,000	$61,000
Cost of goods sold	485,000	50,000

Gross profit	136,000	11,000

Operating expenses:
Research and development	4,831,000	2,932,000
General and administrative	6,510,000	5,021,000

Total operating expenses	11,341,000	7,953,000

Loss from operations	(11,205,000)	(7,942,000)

Other income:
Interest income	32,000	44,000

Net Loss	$(11,173,000)	$(7,898,000)

Net Loss per share - basic and fully diluted	$(0.86)	$(0.63)

Weighted average number of shares outstanding - basic and fully diluted	12,928,715	12,461,515

The accompanying notes are an integral part of these financial statements.

ClearSign Combustion Corporation

Statement of Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at January 1, 2015	9,681,476	$1,000	24,218,000	$(21,260,000)	$2,959,000
Shares issued in underwritten offering ($5.85 per share)	2,990,000	-	17,491,000	-	17,491,000
Issuance costs of underwritten offering	-	-	(1,212,000)	-	(1,212,000)
Shares issued for services ($5.97 per share)	23,034	-	137,000	-	137,000
Shares issued for services ($3.96 per share)	5,000	-	20,000	-	20,000
Shares issued upon exercise of options ($2.20 per share)	166,536	-	284,000	-	284,000
Shares issued upon exercise of options ($4.88 per share)	2,813	-	-	-	-
Shares issued upon exercise of options ($5.21 per share)	84	-	-	-	-
Share based compensation	-	-	797,000	-	797,000
Net loss	-	-	-	(7,898,000)	(7,898,000)

Balances at December 31, 2015	12,868,943	$1,000	$41,735,000	$(29,158,000)	$12,578,000
Shares issued for services ($3.40 per share)	44,112	-	150,000	-	150,000
Shares issued for services ($3.96 per share)	5,000	-	20,000	-	20,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued upon exercise of warrants ($2.20 per share)	60,883	-	-	-	-
Share based compensation	-	-	645,000	-	645,000
Net loss	-	-	-	(11,173,000)	(11,173,000)

Balances at December 31, 2016	12,983,938	$1,000	$42,574,000	$(40,331,000)	$2,244,000

The accompanying notes are an integral part of these financial statements.

ClearSign Combustion Corporation

Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,173,000)	$(7,898,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	194,000	157,000
Share based payments	645,000	797,000
Depreciation and amortization	208,000	200,000
Abandonment and impairment of capitalized patents pending	1,971,000	593,000
Deferred rent	(17,000)	(13,000)
Change in operating assets and liabilities:
Accounts Receivables	(103,000)	-
Prepaid expenses	(332,000)	(94,000)
Accounts payable	260,000	242,000
Accrued compensation	(440,000)	(245,000)
Billings on uncompleted contracts in excess of costs	115,000	-
Net cash used in operating activities	(8,672,000)	(6,261,000)

Cash flows from investing activities:
Acquisition of fixed assets	(137,000)	(49,000)
Disbursements for patents and other intangible assets	(917,000)	(1,113,000)
Net cash used in investing activities	(1,054,000)	(1,162,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash,
net of offering costs	-	16,279,000
Proceeds from exercise of stock options	-	284,000
Net cash provided by financing activities	-	16,563,000

Net increase (decrease) in cash and cash equivalents	(9,726,000)	9,140,000

Cash and cash equivalents, beginning of period	10,985,000	1,845,000
Cash and cash equivalents, end of period	$1,259,000	$10,985,000

Supplemental disclosure of non-cash operating and financing activities:

During the year ended December 31, 2016, the Company issued 60,883 shares of common stock through net settlement cashless exercises of warrants to purchase 118,959 shares at $2.20 per share when the closing prices on the date of exercises were a weighted average of $4.51 per share.

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

ClearSign Combustion Corporation

Notes to Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and is developing technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control or ECC technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.

Development Status

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including the $9.6 million in gross proceeds from the rights offering completed on January 25, 2017 as described in Note 14. The Company has incurred losses since its inception totaling $40,331,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

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

Revenue Recognition and Cost of Goods Sold

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

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the balance sheets.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consulting fees, rent, utilities, depreciation, and consumables used in laboratory and field testing. In 2016 and 2015, the Company received $75,000 and $15,000, respectively, to partially fund certain laboratory research activities. Since these funds were provided without expectation of reciprocation except notification of the research results, the Company recognized these funds when they were received and recorded them as an offset to research and development expense.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2016 and 2015, potentially dilutive shares outstanding amounted to 1,328,128 and 1,287,672, respectively.

Recently Adopted Standards

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15 titled Presentation of Financial Statements – Going Concern. In connection with preparing financial statements for each annual and interim reporting period, the new standard requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted this standard in December 2016.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 regarding leases. The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective January 1, 2019 and early adoption is permitted. Management is reviewing this standard to determine its effect on the financial statements.

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. It is effective January 1, 2018 and early adoption is permitted. Management is reviewing this standard to determine its effect on the financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	December 31,	December 31,
	2016	2015

Machinery and equipment	$662,000	$639,000
Office furniture and equipment	141,000	115,000
Leasehold improvements	134,000	130,000
Accumulated depreciation and amortization	(876,000)	(761,000)
	61,000	123,000
Construction in progress	83,000	-
	$144,000	$123,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,	December 31,
	2016	2015
Patents
Patents pending	$1,040,000	$2,730,000
Issued patents	747,000	115,000
	1,787,000	2,845,000
Trademarks
Trademarks pending	23,000	18,000
Registered trademarks	23,000	23,000
	46,000	41,000
Other	8,000	8,000
	1,841,000	2,894,000
Accumulated amortization	(106,000)	(13,000)
	$1,735,000	$2,881,000

In 2016, the Company reassessed its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio were maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. Further, an impairment loss was recorded for certain other patents pending which are believed to be of diminished value, but in the judgment of management remain worthwhile to continue to pursue until the product attributes and related reasonable patent protection can be better determined. As a result, during the years ended December 31, 2016 and 2015, the Company recorded impairment losses of $1,971,000 and $593,000 respectively, of capitalized patents pending.

A reconciliation of patent activity for the years ended December 31, 2016 and 2015 is summarized as follows:

	Duplex	ECC	Total
Balance at January 1, 2015	$481,000	$1,848,000	$2,329,000
Abandonments and impairments	(19,000)	(574,000)	(593,000)
Additions	669,000	440,000	1,109,000
Balance at December 31, 2015	1,131,000	1,714,000	2,845,000
Abandonments and impairments	(757,000)	(1,214,000)	(1,971,000)
Additions	546,000	367,000	913,000
Balance at December 31, 2016	$920,000	$867,000	$1,787,000

Future amortization expense associated with awarded patents and registered trademarks as of December 31, 2016 is estimated as follows:

2017	$179,000
2018	179,000
2019	157,000
2020	91,000
2021	30,000
Thereafter	28,000
$664,000

Note 5 – Sales, Billings, and Costs on Uncompleted Contracts

In the quarter ended March 31, 2016, the Company entered into a contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flare. Payment for this installation was conditioned upon successful completion and acceptance of the unit by the oil producer customer. This unit was accepted and payment of the $260,000 contract amount was received in the quarter ended September 30, 2016. Since payment was conditional, all costs of this project through June 30, 2016, which totaled $144,000, were expensed as research and development costs. Costs incurred subsequent to June 30, 2016, which totaled $64,000, are reflected as cost of goods sold in the statement of operations resulting in a gross profit of $196,000. The gross profit would have totaled $52,000 if this contract was not conditional.

Following the acceptance of the first unit the Company entered into a multi-flare contract with the same customer to supply additional Duplex units. This contract is valued at approximately $900,000 and is expected to be completed over the next six months depending on the oil producer customer's schedule. In accordance with the completed contract method of accounting, billings to date of $360,000 at December 31, 2016 exceeded costs by $115,000 and are reflected on the balance sheet as billings on uncompleted contracts in excess of costs.

Over the course of prior years, the Company had entered into contracts to supply its Duplex technology with customer payments to be received upon completion. Several of these developmental units were accepted in the year ended December 31, 2016. Since payments aggregating $361,000 were conditional, all costs of these projects through June 30, 2016, which totaled $566,000, were expensed as research and development costs. Costs incurred subsequent to June 30, 2016, which totaled $421,000, are reflected as cost of goods sold in the statement of operations resulting in a gross loss of $60,000. The net loss would have totaled $626,000 if these contracts were not conditional.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheet as of December 31, 2016 is as follows:

2016
Warranty liability, beginning of year	$-
Accruals	283,000
Payments	(70,000)
Adjustments and other	-
Warranty liability, end of year	$213,000

There was no accrued warranty liability at December 31, 2015.

Note 7 – Termination of Employment Agreement

The Company and its former Chief Executive Officer, Richard F. Rutkowski, entered into an agreement in December 2014 terminating a prior employment agreement. Under this agreement, Mr. Rutkowski was paid his annual salary of $359,000 through December 31, 2016, was paid a bonus of $60,000 in 2015, received employee benefits through December 2015, and received accelerated vesting on 15,625 stock options with an exercise price of $4.88 per share and 14,219 stock options with an exercise price of $9.90 per share. The options were not exercised prior to March 2015; therefore, pursuant to the terms of the option agreements and the ClearSign Combustion Company 2011 Equity Incentive Plan, the right to exercise the options terminated.

The following weighted-average assumptions were utilized in the calculation of the fair value of the modified stock options:

Expected life	0.25 years
Weighted average volatility	68%
Forfeiture rate	46%
Weighted average risk-free interest rate	0.04%
Expected dividend rate	-

The liability incurred under this agreement totaled $943,000 which was recognized in general and administrative expense in 2014 and included a fair value of $50,000 attributable to the stock option provisions. At December 31, 2015, the remaining liability totaled $372,000 and was paid in 2016.

Note 8 – Income Taxes

Through December 31, 2016, the Company incurred net operating losses for federal tax purposes of approximately $38,500,000. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2036. The availability of the Company's net operating loss carry forwards is subject to limitation if there is a change in the ownership of the Company's stock of 50% or more.

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2016	2015
Expected tax benefit at 34%	$(3,799,000)	$(2,685,000)
Change in valuation allowance	3,590,000	2,420,000
Other	209,000	265,000
Provision for income taxes	$-	$-

The net deferred tax asset at December 31, 2016 and 2015 was $13,090,000 and $9,500,000, respectively. In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2016 and 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. Significant components of the deferred tax assets (liabilities), computed at the statutory federal tax rate of 34%, are approximately as follows:

	2016	2015
Net operating loss carry forwards	$13,100,000	$9,650,000
Accrued liabilities	250,000	140,000
Stock compensation	(260,000)	(270,000)
Depreciation	20,000	-
Prepaid expenses	(30,000)	(30,000)
Other	10,000	10,000
Deferred tax assets, net	13,090,000	9,500,000
Valuation allowance	(13,090,000)	(9,500,000)
Net deferred tax asset	$-	$-

Although the Company is not under examination, the tax years for 2013 and forward are subject to examination by United States tax authorities.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, there were no accrued interest or penalties related to uncertain tax positions.

Note 9 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In January 2017, the Company completed a rights offering as described in Note 14 whereby 2,395,471 shares of common stock and 2,395,471 warrants to purchase an equal number of shares of common stock at $4.00 per share were issued, for net cash proceeds of approximately $8.7 million.

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

Equity Incentive Plan

The ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of December 31, 2016, the number of shares reserved for issuance under the Plan totaled 1,407,269 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. Activity under the Plan is as follows:

	2016	2015
Reserved but unissued shares under the Plan, beginning of year	455,372	242,764
Increases in the number of authorized shares under the Plan	15,039	315,225
Grants of stock options	(171,900)	(409,200)
Stock option forfeitures	12,485	116,780
Exercise of stock options	-	212,837
Stock grants	(44,112)	(23,034)
Reserved but unissued shares under the Plan, end of year	266,884	455,372

Stock Options

In 2016, the Company granted 171,900 stock options under the Plan to certain employees. The stock options have exercise prices based on the grant date fair values ranging from $4.21 to $4.85 per share with a weighted average of $4.22 per share, a contractual life of 10 years, and vest over four years. As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility was determined through the Company’s historical stock price volatility. The Company estimated the forfeiture rate at the time of grant and will revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25	years
Weighted average volatility		73%
Forfeiture rate		12%
Weighted average risk-free interest rate		1.56%
Expected dividend rate		0%

The fair value of stock options granted, estimated on the date of grant using the Black-Scholes option valuation model, was $419,000. The recognized compensation expense associated with these grants in 2016 was $78,000.

In 2015, the Company granted 409,200 stock options under the Plan to certain employees and a consultant, including 300,000 stock options to its Chief Executive Officer, Stephen E. Pirnat. The stock options have exercise prices based on the grant date fair values ranging from $3.96 to $5.97 per share with a weighted average of $5.39 per share, a contractual life of 10 years, and vest over 1-2 years in the case of Mr. Pirnat and over four years in the case of all other stock options. The following weighted average assumptions were utilized in the calculation of the fair value of the stock options.

Expected life	5.81	years
Weighted average volatility	72%
Forfeiture rate	11%
Weighted average risk-free interest rate	1.45%
Expected dividend rate	0%

The fair value of stock options granted, estimated on the date of grant using the Black-Scholes option valuation model, was $1,242,000 which includes $923,000 for Mr. Pirnat’s stock options. The recognized compensation expense associated with these grants in 2016 and 2015 was $397,000 and $579,000, respectively.

A summary of the Company’s stock option activity and related information is as follows:

	2016			2015
	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	723,400	$5.18	8.10	643,817	$4.46	5.67
Granted	171,900	$4.22	9.26	409,200	$5.39	9.22
Exercised	-	-	-	(212,837)	$2.51	-
Forfeited/Expired/Exchanged	(12,485)	$6.17	-	(116,780)	$6.86	-
Outstanding at December 31	882,815	$4.98	7.51	723,400	$5.18	8.10
Exercisable at December 31	547,532	$4.91	6.85	257,391	$4.05	6.12

A summary of the status of the Company’s non-vested stock options at December 31 and changes during the year is as follows:

	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value

Non-vested stock options at January 1	466,009	$5.79	201,859	$6.57
Granted	171,900	$4.22	409,200	$5.39
Vested	(290,141)	$5.67	(97,367)	$5.16
Exercised	-	-	-	-
Forfeited/Expired/Exchanged	(12,485)	$6.17	(47,683)	$6.88
Non-vested stock options at December 31	335,283	$5.09	466,009	$5.79

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2016 is $173,000. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2016, there was $675,000 of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan. That cost is expected to be recognized in future years as follows:

2017	$352,000
2018	177,000
2019	120,000
2020	26,000
$675,000

The recognized compensation cost associated with the Plan is as follows:

	2016	2015
Research and development	$112,000	$108,000
General and administrative	513,000	663,000
Effect on net loss	$625,000	$771,000
Effect on net loss per share	$0.05	$0.06

Stock Grants

In 2016 and 2015, the Company granted 44,112 and 23,034 shares, respectively, of common stock under the Plan to its three independent directors in accordance with agreements for board service. The fair value of the stock at the time of grant was $3.40 and $5.97 per share for a total value of $150,000 and $137,000 respectively in each of 2016 and 2015, which the Company recognized in general and administrative expense.

In 2011, the Company granted 125,000 shares of common stock under the Plan to a key employee which were subject to a declining repurchase right by the Company at $0.0001 per share through September 30, 2016 if the employee terminates employment or certain other designated events occur. The Company recognized general and administrative compensation expense of $20,000 and $26,000 in 2016 and 2015, respectively, related to this stock grant.

Consultant Stock Plan

The 2013 Consultant Stock Plan (the Consultant Plan) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on December 31, 2016 totaled 116,883 shares. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Company granted 10,000 and 5,000 shares from the Consultant Plan to consultants for services in 2016 and 2015, respectively. The fair value of the stock at the time of grant was $4.85 and $3.96 per share, respectively, for a total value of $44,000 in 2016 and $20,000 in 2015 which the Company recognized in general and administrative expense.

Activity under the Consultant Plan is as follows:

	2016	2015
Reserved but unissued shares under the Consultant Plan at January 1	92,130	65,608
Increases in the number of authorized shares under the Consultant Plan	1,503	31,522
Stock grants	(10,000)	(5,000)
Reserved but unissued shares under the Consultant Plan at December 31	83,633	92,130

Warrants

In conjunction with the January 2017 rights offering as described in Note 14, the Company issued 2,395,471 warrants to purchase an equal number of shares of common stock at $4.00 per share.

A summary of the Company’s warrant activity and related information is as follows:

	2016		2015
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	564,272	$4.14	564,272	$4.14
Granted	-	-	-	-
Exercised	(118,959)	$2.20	-	-
Forfeited/Expired	-	-	-	-
Outstanding at December 31	445,313	$4.65	564,272	$4.14

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2016:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)
$1.80	80,000	$1.80	4.13
$5.00	345,000	$5.00	0.32
$10.00	20,313	$10.00	2.18
	445,313	$4.65

Note 10 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees whereby the Company matches employee contributions up to 3% of each employee’s 2016 and 2015 earnings. The Company’s matching contribution expense totaled $85,000 and $71,000 in 2016 and 2015, respectively.

Note 11 – Related Party Transactions

In connection with the January 2017 rights offering described in Note 14, the Company paid the dealer-manager and placement agent, MDB Capital Group LLC (MDB), fees of $575,000 and legal fees and other costs of $60,000. In connection with the February 2015 underwritten public offering described in Note 9, the Company paid the underwriter, MDB, underwriting fees of $1,049,000 and underwriter legal fees and other costs of $55,000. MDB and its chief executive officer are significant owners of the Company’s common stock.

Note 12 – Commitments and Contingencies

On February 3, 2015, the Company and its newly-appointed Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement (the Agreement) which terminates on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000, a grant of stock options as described in Note 9, annual cash bonuses that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation and all previously granted stock options would vest in full. During the years ended December 31, 2016 and 2015, the Company incurred $0 and $39,000, respectively, in relocation costs for Mr. Pirnat.

The Company has a triple net lease for office and laboratory space in Seattle, Washington through March 2020. Under the terms of the lease, the Company paid no rent for the period November 2011 to February 2012 and for February 2014. Rent escalates annually by 3% through February 2017 and remains at a constant rate thereafter. The Company records monthly rent expense equal to the total of the payments over the lease term divided by the number of months of the lease term. For the years ended December 31, 2016 and 2015, the deferred rent was reduced by $17,000 and $13,000, respectively. Under the terms of the lease, the Company also pays monthly triple net operating costs which currently approximate $3,000 per month. The Company also has a triple net lease for office space in Tulsa, Oklahoma through August 2019 with monthly rent of $2,000 per month plus triple net operating costs.

Minimum future payments under the Company’s lease at December 31, 2016 are as follows:

2017	$172,000
2018	173,000
2019	164,000
2020	37,000
$546,000

For the years ended December 31, 2016 and 2015, rent expense amounted to $191,000 and $217,000, respectively.

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

Note 13 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2016 and 2015 are as follows:

	First	Second	Third	Fourth
For the year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$260,000	$361,000
Gross Profit (Loss)	$-	$-	$213,000	$(77,000)
Operating Expense	$2,601,000	$2,442,000	$4,066,000	$2,232,000
Net Loss	$(2,589,000)	$(2,431,000)	$(3,846,000)	$(2,306,000)
Net Loss per share - basic and fully diluted	$(0.20)	$(0.19)	$(0.30)	$(0.17)

For the year ended December 31, 2015
Revenue	$-	$-	$-	$61,000
Gross Profit	$-	$-	$-	$11,000
Operating Expense	$1,592,000	$1,810,000	$1,969,000	$2,582,000
Net Loss	$(1,583,000)	$(1,796,000)	$(1,961,000)	$(2,558,000)
Net Loss per share - basic and fully diluted	$(0.14)	$(0.14)	$(0.15)	$(0.20)

For the year ended December 31, 2016, the Company recorded a bonus expense of $660,000 which was recorded in the first three quarters of the year. As described in Note 14, a substantial portion of these accrued bonuses were paid in February 2017 through employee stock grants.

The Company recorded a number of adjustments in the fourth quarter of 2015 including an expense of $588,000 described in Note 4 related to the impairment loss from the abandonment of certain capitalized patents pending.

Note 14 – Subsequent Event

Rights Offering

On January 25, 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at $4.00 per unit whereby 2,395,471 shares and 2,395,471 warrants were issued. The warrants allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, expire on January 25, 2019, and are publicly traded on the NASDAQ Capital Market under the symbol “CLIRW”. Gross proceeds from the offering totaled $9.6 million and net cash proceeds approximated $8.7 million. Expenses of the offering approximated $900,000, including dealer-manager and placement agent fees of $575,000 paid to MDB and MDB’s legal fees of $60,000.

Stock Grants

In February 2017, the Company granted 83,334 shares of common stock under the Plan to its three independent directors in accordance with agreements for board service in 2017. The fair value of the stock at the time of grant was $3.60 for a total value of $300,000 which the Company will recognize in 2017. Further, the Company granted 136,110 shares of common stock under the Plan to its six officers as bonus compensation for 2016. The fair value of the stock at the time of grant was $3.60 for a total value of $490,000 which the Company recognized in 2016. These grants of 219,444 shares of common stock are subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 if the employee terminates employment or certain other designated events occur.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2016, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2016.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The table below provides information as of December 31, 2016 regarding the compensation plans (2011 Equity Incentive Plan and 2013 Consultant Stock Plan) under which equity securities of ClearSign are authorized for issuance.

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	962,815	$4.71	266,884
Equity compensation plans not not approved by security holders	-	-	-
	962,815	$4.71	266,884

The above schedule excludes stock grants of 257,570 and 33,250 shares under the 2011 Equity Incentive Plan and the 2013 Consultant Stock Plan, respectively.

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

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a) (1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a) (2) Financial Statement Schedules

Not applicable.

15 (a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Table below. The Company has identified in the Exhibit Table each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)
3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)
3.2	Bylaws of ClearSign Combustion Corporation (1)
4.1	Form of Common Stock Certificate (5)
4.2	Form of Common Stock Purchase Warrant issued to MDB Capital Group LLC on April 24, 2012 (1)
4.3	Warrant issued to Brean Capital LLC on March 5, 2014 (3)
4.4	Warrant Agent Agreement and Form of Warrant Certificate (7)
10.1	Office Lease Agreement (1)
10.2	Form of Confidentiality and Proprietary Rights Agreement (5)
10.3	ClearSign Combustion Corporation 2011 Equity Incentive Plan (1)
10.4	Form of Director and Officer Indemnification Agreement (1)+
10.5	Employment Agreement dated February 3, 2015 between the registrant and Stephen E. Pirnat (4)+
10.6	ClearSign Combustion Corporation 2013 Consultant Stock Plan (2)
10.7	First Amendment to Office Lease Agreement dated December 17, 2013 (3)
10.8	Dealer Manager and Placement Agent Agreement date December 7, 2016(6)
23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

**Furnished herewith.

+Agreement with management.

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2016.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION

Date: February 14, 2017	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

Date: February 14, 2017	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2017	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2017	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 14, 2017	/s/ Lon E. Bell
Lon E. Bell, Ph.D., Director

Date: February 14, 2017	/s/ Scott P. Isaacson
Scott P. Isaacson, Director

Date: February 14, 2017	/s/ Jeffrey L. Ott
Jeffrey L. Ott, Director

