Form 10-Q
period 2017-03-31
CLEARSIGN COMBUSTION CORP
filed 2017-05-11
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

As of May 11, 2017 the issuer has 15,601,353 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$7,526,000	$1,259,000
Accounts receivable	319,000	103,000
Prepaid expenses and other assets	312,000	535,000
Total current assets	8,157,000	1,897,000

Fixed assets, net	612,000	644,000
Patents and other intangible assets, net	1,792,000	1,735,000
Other assets	10,000	10,000

Total Assets	$10,571,000	$4,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$580,000	$755,000
Current portion of lease liabilities	153,000	150,000
Accrued compensation and taxes	228,000	669,000
Billings on uncompleted contracts in excess of costs	43,000	115,000
Total current liabilities	1,004,000	1,689,000
Long Term Liabilities:
Long term lease liabilities	315,000	353,000
Total liabilities	1,319,000	2,042,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 15,601,353 and 12,983,938 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,000	1,000
Additional paid-in capital	51,960,000	42,574,000
Accumulated deficit	(42,710,000)	(40,331,000)
Total stockholders' equity	9,252,000	2,244,000

Total Liabilities and Stockholders' Equity	$10,571,000	$4,286,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Sales	$360,000	$-
Cost of goods sold	251,000	-

Gross profit	109,000	-

Operating expenses:
Research and development	1,174,000	1,325,000
General and administrative	1,328,000	1,276,000

Total operating expenses	2,502,000	2,601,000

Loss from operations	(2,393,000)	(2,601,000)

Other income:
Interest income	14,000	12,000

Net Loss	$(2,379,000)	$(2,589,000)

Net Loss per share - basic and fully diluted	$(0.16)	$(0.20)

Weighted average number of shares outstanding - basic and fully diluted	14,862,558	12,869,092

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statement of Stockholders' Equity

(Unaudited)

For the Three Months Ended March 31, 2017

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2016	12,983,938	$1,000	$42,574,000	$(40,331,000)	$2,244,000
Shares issued in rights offering ($3.03 per share)	2,395,471	1,000	7,257,000	-	7,258,000
Warrants issued in rights offering ($0.97 per warrant)	-	-	2,324,000	-	2,324,000
Issuance costs of rights offering	-	-	(915,000)	-	(915,000)
Shares issued in payment of accrued compensation ($3.60 per share)	136,110	-	490,000	-	490,000
Shares issued for services ($4.85 per share)	2,500	-	12,000	-	12,000
Shares issued for 2017 board services ($3.60 per share)	83,334	-	-	-	-
Share based compensation	-	-	218,000	-	218,000
Net loss	-	-	-	(2,379,000)	(2,379,000)

Balances at March 31, 2017	15,601,353	$2,000	$51,960,000	$(42,710,000)	$9,252,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,379,000)	$(2,589,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	87,000	47,000
Share based payments	143,000	168,000
Depreciation and amortization	60,000	42,000
Amortization of right of use asset	48,000	-
Payments of lease liabilities	(35,000)	-
Abandonment and impairment of capitalized patents pending	-	65,000
Other	-	(4,000)
Change in operating assets and liabilities:
Accounts receivable	(216,000)	-
Prepaid expenses and other costs	223,000	29,000
Accounts payable and accrued liabilities	(175,000)	35,000
Accrued compensation and taxes	49,000	(516,000)
Billings on uncompleted contracts in excess of costs	(72,000)	-
Net cash used in operating activities	(2,267,000)	(2,723,000)

Cash flows from investing activities:
Acquisition of fixed assets	(28,000)	(11,000)
Disbursements for patents and other intangible assets	(105,000)	(370,000)
Net cash used in investing activities	(133,000)	(381,000)

Cash flows from financing activities:
Proceeds from issuance of units of common stock and warrants for cash,
net of offering costs	8,667,000	-
Net cash provided by financing activities	8,667,000	-

Net increase (decrease) in cash and cash equivalents	6,267,000	(3,104,000)
Cash and cash equivalents, beginning of period	1,259,000	10,985,000
Cash and cash equivalents, end of period	$7,526,000	$7,881,000

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2017, the Company issued 136,110 shares of common stock to its officers in satisfaction of $490,000 of accrued compensation at December 31, 2016.

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and is developing technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technology is its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. Its other technology, Electrodynamic Combustion Control™ or ECC™, introduces a computer-controlled electric field into the combustion region which may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.

Development Status

The Company’s Duplex technology is currently in various states of development regarding its four target markets and has generated nominal revenues from operations to date. In order to generate meaningful revenues, one of the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including the $9.6 million in gross proceeds from the rights offering completed on January 25, 2017 as described in Note 6. The Company has incurred losses since its inception totaling $42,710,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Revenue Recognition, Cost of Sales and Change in Accounting Principle

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. It is effective January 1, 2018 and early adoption is permitted. Management has elected early adoption of this standard to minimize the eventual cost of implementation.

The Company previously accounted for revenues from design and installation of its products on the completed contract method. Revenues from contracts and related costs of goods sold were recognized once the contract was completed or substantially completed. Contract costs included all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses are determined.

The Company retroactively adopted ASU No. 2014-09 effective January 1, 2017. The Company reviewed each contract to identify contract rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations. Revenues and costs of sales are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s customer contracts include performance obligations related to emission levels or other metrics that are measured at project completion. Management analyzed prior year revenue recognition previously made under the completed contract method and determined that no changes in the previously reported financial statements were required. Management elected to not apply the practical expedients in the adoption of ASU No. 2014-09.

The Company’s contracts with customers have performance obligations regarding air emissions and operational performance that are satisfied upon completion of service. Since this is the singular performance obligation and cannot be achieved until they have been successfully tested, revenue related to the contracts is recognized upon project completion.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received they are offset against accumulated project costs and recorded as either Billings on Uncompleted Projects in Excess of Costs or Costs on Uncompleted Projects in Excess of Billings. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue. The Company recognized $360,000 in revenue during the three months ended March 31, 2017 for the completion of contractual obligations during the quarter. Of this amount, $144,000 was recorded in Billings on Uncompleted Projects in Excess of Costs at the beginning of the period.

The Company's contracts with customers contain no variable considerations or incentives/discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price at achievement of the performance objectives was used in satisfying the review requirements of ASU No. 2014-09.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company may establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole.

Fixed Assets and Change in Accounting Principle for Leases

Fixed assets are recorded at cost. As disclosed in Note 3, in 2017 the Company retroactively adopted Accounting Standards Update No. 2016-02 (ASU No. 2016-02) regarding leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less (short term leases) are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to establish fair value are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities,
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short term maturities of these instruments.

In adopting ASU 2016-02, the Company recorded lease liabilities for the estimated present value of the lease payments under the lease agreements. The Company determined the interest rate based on an estimated discount rate added to market inputs. The lease liabilities are classified within Level 3. See Footnote 3 regarding the adoption of ASU 2016-02.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2017 and 2016, potentially dilutive shares outstanding amounted to 3,713,994 and 1,285,296, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2017	2016
	(unaudited)
Machinery and equipment	$757,000	$662,000
Office furniture and equipment	147,000	141,000
Leasehold improvements	134,000	134,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(954,000)	(894,000)
	602,000	561,000
Construction in progress	10,000	83,000
	$612,000	$644,000

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 regarding leases for the purpose of providing more comprehensive and standardized presentation of an entity’s cost of property essential to its operations and its related funding. The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statements of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. Management has elected early adoption of this standard to minimize the eventual cost of implementation.

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington through March 2020. This lease was modified in November 2016 to extend its term from February 2017 to March 2020. Rent escalated annually by 3% through February 2017 and remains at a constant rate thereafter of $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that began in September 2016 and will expire in August 2019 with monthly rent of $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate.

With the retroactive adoption of ASU No. 2016-02, the new lease standard was applied in September 2016 to the Tulsa lease, the commencement of the lease term, and to the Seattle lease in November 2016, the time of the lease modification. A leasehold interest and corresponding lease liability was recognized related to the Tulsa lease and the Seattle lease retroactively in 2016 in the amounts of $71,000 and $447,000, respectively. These reflect the lease commitments over the lease term discounted at the Company’s estimated incremental borrowing rate of 5% per annum. The lessee renewal options were not included in the lease term as they were not considered to be reasonably probable of exercise nor measurable. In 2016, accumulated amortization of these assets amounted to $18,000 and principal payments of the lease liabilities amounted to $18,000. There was no meaningful effect on the 2016 results of operations or the December 31, 2016 accumulated deficit. Management elected to apply the practical expedients in the adoption of ASU No. 2016-02 and to not apply the standard to short term leases.

Lease costs for the three months ended March 31, 2017 and 2016 and other quantitative disclosures are as follows:

	For the three months ended March 31,
	2017	2016
Lease cost:
Operating lease cost	$55,000	$40,000
Short-term lease cost	-	11,000
Total lease cost	$55,000	$51,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,000
For operating lease:
Weighted average remaining lease term (in years)	2.93
Weighted average discount rate	5.00%

Minimum future payments under the Company’s leases at March 31, 2017 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2017	$114,000	$130,000
2018	159,000	173,000
2019	158,000	164,000
2020	37,000	37,000
Total	$468,000	$504,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2017	2016
	(unaudited)
Patents
Patents pending	$1,080,000	$1,040,000
Issued patents	806,000	747,000
	1,886,000	1,787,000
Trademarks
Trademarks pending	29,000	23,000
Registered trademarks	23,000	23,000
	52,000	46,000
Other	8,000	8,000
	1,946,000	1,841,000
Accumulated amortization	(154,000)	(106,000)
	$1,792,000	$1,735,000

During the three months ended March 31, 2017 and 2016, the Company recorded impairment losses of $0 and $65,000, respectively, of capitalized patents pending.

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2017 is estimated as follows:

2017	$149,000
2018	198,000
2019	179,000
2020	91,000
2021	30,000
Thereafter	28,000
$675,000

Note 5 – Sales, Billings, and Costs on Uncompleted Contracts

In the quarter ended September 30, 2016, the Company entered into a multi-flare contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flares. This contract is valued at approximately $900,000 and includes certain performance obligations related to emission levels. As such, each flare retrofit is considered a separate transaction where revenues are recognized upon delivery of the unit and satisfaction of the performance obligation. In the quarter ended March 31, 2017, revenue totaling $360,000 was recognized with the completion of the contractual obligations. The remaining units with a contract value totaling $540,000 are expected to be completed over the next 3 to 6 months depending on the oil producer customer's schedule. At March 31, 2017, billings to date of $236,000 exceeded costs to date of $193,000 and are reflected on the balance sheet as billings on uncompleted contracts in excess of costs.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In January 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at $4.00 per unit (the Rights Offering) whereby 2,395,471 shares of common stock and warrants for the purchase of 2,395,471 shares of common stock were issued. The warrants allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, expire on January 25, 2019, and are publicly traded on the NASDAQ Capital Market under the symbol “CLIRW”. Gross proceeds from the Rights Offering totaled $9.6 million and net cash proceeds approximated $8.7 million. Expenses of the Rights Offering approximated $915,000, including dealer-manager and placement agent fees of $575,000 paid to MDB Capital Group LLC (MDB) and MDB’s legal fees of $60,000.

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2017, the number of shares of common stock reserved for issuance under the Plan totaled 1,408,621. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. As a result, the number of shares reserved for issuance under the Plan at April 1, 2017 totaled 1,670,363 shares.

In February 2017, the Company issued 83,334 shares of common stock under the Plan to its three independent directors in accordance with agreements entered into with each director. The common stock is subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 upon the termination of the individual’s services as a director or other circumstances as set forth in the award agreements. The fair value of the stock at the time of grant was $3.60 per share for a total value of $300,000. The Company recognized $75,000 in general and administrative expense for the three months ended March 31, 2017 and will recognize the remaining $225,000 during the remainder of 2017.

In February 2017, the Company issued 136,110 shares of common stock under the Plan to its executive officers in payment of 2016 accrued bonuses. The stock grants are subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 in the event of employee termination. The fair value of the stock at the time of grant was $3.60 per share for a total value of $490,000.

Outstanding stock option grants at March 31, 2017 and December 31, 2016 totaled 873,210 shares and 882,815 shares, respectively, with the right to purchase 667,572 shares and 547,532 shares being vested and exercisable at March 31, 2017 and December 31, 2016, respectively. The recognized compensation expense associated with these grants for the three months ended March 31, 2017 and 2016 totaled $143,000 and $205,000, respectively. At March 31, 2017 and April 1, 2017, the number of shares reserved under the Plan but unissued totaled 58,397 and 320,129, respectively. At March 31, 2017, in addition to the $225,000 of director stock based compensation to be recognized in 2017, there was $524,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2017 totaled 117,018 with 81,268 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2016, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2016 to May 2017 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $4.85 per share for a total value of $49,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three months ended March 31, 2017 and 2016 was $12,000 and $10,000, respectively.

Warrants

In connection with the Rights Offering, the Company issued 2,395,471 publicly traded warrants which allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, and expire on January 25, 2019. The warrants were sold with shares of common stock for $4.00 per unit. The unit price was allocated to the warrants and common stock based upon the pro rata fair market value of the securities, with the warrants valued using the Black-Scholes option-pricing model. The allocated fair value of these warrants was estimated to be $2,324,000 on the date of issuance. Expected volatility was determined based upon the historical prices of the Company’s common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of issuance. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized for the calculations:

Expected life (in years)	2
Volatility	68%
Risk-free interest rate	1.23%
Expected dividend rate	-

The Company has the following warrants outstanding at March 31, 2017:

Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	3.88
$4.00	2,395,471	$4.00	1.82
$5.00	345,000	$5.00	0.07
$10.00	20,313	$10.00	1.93
	2,840,784	$4.10

In April 2017, the 345,000 warrants to purchase common stock at $5.00 per share expired unexercised.

Note 7 – Related Party Transactions

In connection with the Rights Offering described in Note 6, the Company paid MDB, the dealer-manager and placement agent, fees of $575,000 and legal fees and other costs of $60,000. MDB and its chief executive officer are significant owners of the Company’s common stock.

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

Our initial target markets center on the energy sector, including upstream crude oil production through the use of once through steam generators (OTSGs) and wellhead enclosed flares and downstream oil refineries through the use of process heaters. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2016 and early 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2016 prices reaching a low of $27 per barrel and March 2017 prices approximating $50+ per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from current and prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to the energy sector due to the technology’s ability to lower emissions and maintain certain operational efficiencies.

We believe that operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. As an illustration, air emission standards are most stringent in the states of California and Texas, historically politically leaning in opposite directions. As a result, we believe that these standards are a significant driver in our development and sales efforts and that our Duplex technology can provide a unique, cost-effective pollution control solution for operators in comparison to competing products.

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

We have had numerous field test projects in three target markets using our Duplex technology: one related to wellhead enclosed flares, four related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry. We believe that the successful completion of these field development projects, which resulted from years of research and development work, are fundamental to the commercialization of our Duplex product. We reported our first meaningful product sales of $621,000 during the second half of 2016 from the installation of our Duplex technology through retrofits in a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer with 5 additional wellhead enclosed flare retrofits for $900,000 and in the first quarter of 2017 we delivered units generating sales revenue of $360,000. Our laboratory research currently focuses on enhancing our Duplex products and includes the development of a packaged boiler application that enhances operational performance by eliminating flue gas recirculation.

Product Applications of Duplex

Process Heaters in the Oil Refining Industry

We have to date applied our Duplex technology through retrofits of existing burners. These often involve engineering around an existing burner architecture that can complicate the Duplex installation. Because of this, we believe that the retrofit market is best suited for larger projects and larger applications of Duplex.

We have recently completed laboratory testing and intend to begin field testing a new burner product for refinery and industrial process heater applications. The Duplex Plug & Play™ design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow a multi-burner heater or furnace to continue operating during installation rather than be shut down. If field testing confirms this design attribute, the ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to avoid down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. As described below, we plan to begin field testing at a Texas oil refinery this spring. If successful, we believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application, completed the wellhead enclosed ground flare retrofit and received payment in the third quarter of 2016, thereby recognizing $260,000 of revenue. This was an important milestone because it demonstrated a broad application of our Duplex technology. As a result, we entered into an agreement to supply this oil producer with 5 additional wellhead enclosed flare retrofits for $900,000, with 2 units completed in the first quarter of 2017. The remaining 3 units are expected to be completed over the next 3 to 6 months depending on the availability of the customer’s equipment. We previously received 40% of the contract amount as an initial payment on all units, which is standard for the industry for this stage of completion. These funds, net of costs through quarter end, are reflected as a liability on our balance sheet. These sales will be recognized as each of the remaining three units are installed and accepted by the customer and the performance obligations are completed. Our expectation is that our Duplex retrofit sales will normalize over time to gross margins approximating 50%.

Based upon discussions with local regulators and regulatory reports, we believe that flare emissions are a potential target for increased regulation, in part based upon the success of our installations to date. In anticipation of this, we are pursuing potential customers with target ground flare applications that would benefit from our proven installations.

OTSGs in Enhanced Oil Recovery Industry

We have successfully installed Duplex in two OTSG projects in the enhanced oil recovery industry in Southern California. In March 2017 we entered into an agreement to complete a third installation for this customer fueled by oil field waste gas. We believe that our successful installations in the OTSG market to date are gaining regulator acceptance by the Southern California regulatory authorities and, as a result, market acceptance.

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in four installations in California related to our three target industries. We intend to continue to demonstrate Duplex capabilities through (i) operating in-place units, (ii) engineering and testing with new customers and applications, (iii) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems, similar to the Duplex Plug & Play, for application in other vertical markets, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

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

Historically, we have funded our operations through the sale of our securities, including the following:

-	In April and May 2012, we completed an initial public offering of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of approximately $11.6 million.

-	In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million.

-	In February 2015, we completed an underwritten public offering of our common stock whereby we sold 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17.5 million and net proceeds of approximately $16.3 million.

-	In January 2017, we completed a rights offering and public offering pursuant to which we sold 2,395,471 units for $4.00 per unit (the Rights Offering) with each unit consisting of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share resulting in gross proceeds of $9.6 million and net proceeds of approximately $8.7 million.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 18 full-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

Revenue Recognition and Cost of Sales. The Company reviews each contract to identify contract rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations. Revenues and costs of sales are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisified. Typically, the Company’s customer contracts include performance obligations related to emission levels or other metrics that are measured at project completion.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2017 and 2016

Sales and Gross Profit. Gross profit of $109,000, or 30%, was realized on product sales totaling $360,000 in the three months ended March 31, 2017. These sales resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer. Our contract with this customer includes three more installations totaling approximately $540,000 and involves terms typical to the industry with progress payments made over the delivery schedule, which we expect will occur over the next 3 to 6 months depending on the availability of the customer’s equipment. As of March 31, 2017, we have received down payments totaling $216,000 on these sales. Our expectation is that our Duplex product sales will normalize over time to gross margins approximating 50%. We earned no revenues from sales during the quarter ended March 31, 2016.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $99,000 to $2,502,000 for the three months ended March 31, 2017, referred to herein as Q1 2017, compared to the same period in 2016 (Q1 2016). The Company decreased its R&D expenses by $151,000 to $1,174,000 for Q1 2017 primarily due to decreased field testing and development costs of our Duplex technology. G&A expenses increased by $52,000 to $1,328,000 in Q1 2017 resulting primarily from increased personnel expenses.

Loss from Operations. Due to the conversion of field projects into sales, our loss from operations decreased during Q1 2017 by $208,000, from $2,601,000 in Q1 2016 to $2,393,000.

Net Loss. Primarily as a result of the increase in sales, our net loss for Q1 2017 was $2,379,000 as compared to a net loss of $2,589,000 for Q1 2016, resulting in a decreased net loss of $210,000.

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalent balance totaled $7,526,000 compared to $1,259,000 at December 31, 2016. This increase resulted primarily from $8.7 million of net proceeds we received from our Rights Offering in January 2017 offset by our operating costs for the three months ended March 31, 2017 associated with the ongoing research and development of our technology. To the extent sales, licensing, and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows us to offer common stock, preferred stock, warrants or units from time to time as market conditions permit.

At March 31, 2017, our current assets were in excess of current liabilities resulting in working capital of $7,153,000 compared to $208,000 at December 31, 2016. The increase in working capital resulted primarily from the net proceeds of our Rights Offering offset by the funds used in operations, invested in intangible and fixed assets.

Operating activities for the three months ended March 31, 2017 resulted in cash outflows of $2,267,000 which were due primarily to the loss for the period of $2,379,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $191,000. These were offset primarily by other non-cash expenses of $108,000 and services paid with common stock and stock options of $230,000. Operating activities for the three months ended March 31, 2016 resulted in cash outflows of $2,723,000, which were due primarily to the loss for the period of $2,589,000 and net changes in working capital (exclusive of cash) which reduced cash flow by $452,000 and were partially offset by services paid with common stock and stock options of $215,000 and other non-cash expenses of $103,000.

Investing activities for the three months ended March 31, 2017 resulted in cash outflows of $105,000 for development of patents and $28,000 for acquisition of fixed assets, compared to $370,000 and $11,000 during the same period of 2016.

There were net cash inflows of $8,667,000 from our Rights Offering in the three months ended March 31,2017. There were no financing activities for the three months ended March 31, 2016.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO)(principal executive officer) and our Chief Financial Officer (CFO)(principal financial and accounting officer), has concluded that, as of March 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 which we filed with the Securities and Exchange Commission on February 14, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2017, we issued 2,500 shares of common stock, having a per share value of $4.85, the closing price of our common stock on August 4, 2016, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended March 31, 2017.

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 11, 2017	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ James N. Harmon
James N. Harmon
Chief Financial Officer