Form 10-Q
period 2017-06-30
CLEARSIGN COMBUSTION CORP
filed 2017-08-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 14, 2017 the issuer has 15,603,853 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents	$5,460,000	$1,259,000
Accounts receivable	103,000	103,000
Contract assets	84,000	-
Prepaid expenses and other assets	563,000	535,000
Total current assets	6,210,000	1,897,000

Fixed assets, net	583,000	644,000
Patents and other intangible assets, net	1,818,000	1,735,000
Other assets	10,000	10,000

Total Assets	$8,621,000	$4,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$644,000	$755,000
Current portion of lease liabilities	155,000	150,000
Accrued compensation and taxes	355,000	669,000
Contract liabilities	13,000	115,000
Total current liabilities	1,167,000	1,689,000
Long Term Liabilities:
Long term lease liabilities	275,000	353,000
Total liabilities	1,442,000	2,042,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 15,603,853 and 12,983,938 shares issued and
outstanding at June 30, 2017 and December 31, 2016, respectively	2,000	1,000
Additional paid-in capital	52,123,000	42,574,000
Accumulated deficit	(44,946,000)	(40,331,000)
Total stockholders' equity	7,179,000	2,244,000

Total Liabilities and Stockholders' Equity	$8,621,000	$4,286,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$-	$-	$360,000	$-
Cost of goods sold	-	-	251,000	-

Gross profit	-	-	109,000	-

Operating expenses:
Research and development	1,141,000	1,216,000	2,315,000	2,541,000
General and administrative	1,110,000	1,226,000	2,438,000	2,502,000

Total operating expenses	2,251,000	2,442,000	4,753,000	5,043,000

Loss from operations	(2,251,000)	(2,442,000)	(4,644,000)	(5,043,000)

Other income:
Interest income	15,000	11,000	29,000	23,000

Net Loss	$(2,236,000)	$(2,431,000)	$(4,615,000)	$(5,020,000)

Net Loss per share - basic and fully diluted	$(0.14)	$(0.19)	$(0.30)	$(0.39)

Weighted average number of shares outstanding - basic and fully diluted	15,601,380	12,917,410	15,234,010	12,893,251

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statement of Stockholders' Equity

(Unaudited)

For the Six Months Ended June 30, 2017

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2016	12,983,938	$1,000	$42,574,000	$(40,331,000)	$2,244,000
Shares issued in rights offering ($3.03 per share)	2,395,471	1,000	7,257,000	-	7,258,000
Warrants issued in rights offering ($0.97 per warrant)	-	-	2,324,000	-	2,324,000
Issuance costs of rights offering	-	-	(915,000)	-	(915,000)
Shares issued in payment of accrued compensation ($3.60 per share)	136,110	-	490,000	-	490,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued for 2017 board services ($3.60 per share)	83,334	-	-	-	-
Share based compensation	-	-	369,000	-	369,000
Net loss	-	-	-	(4,615,000)	(4,615,000)

Balances at June 30, 2017	15,603,853	$2,000	$52,123,000	$(44,946,000)	$7,179,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,615,000)	$(5,020,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	174,000	95,000
Share based payments	219,000	330,000
Depreciation and amortization	135,000	90,000
Amortization of right of use asset	79,000	70,000
Payments of lease liabilities	(73,000)	(70,000)
Abandonment and impairment of capitalized patents pending	-	232,000
Other	-	(9,000)
Change in operating assets and liabilities:
Contract assets	(84,000)
Prepaid expenses and other costs	(28,000)	(332,000)
Accounts payable and accrued liabilities	(111,000)	103,000
Accrued compensation and taxes	176,000	(390,000)
Contract liabilities	(102,000)	-
Net cash used in operating activities	(4,230,000)	(4,901,000)

Cash flows from investing activities:
Acquisition of fixed assets	(57,000)	(60,000)
Disbursements for patents and other intangible assets	(179,000)	(651,000)
Net cash used in investing activities	(236,000)	(711,000)

Cash flows from financing activities:
Proceeds from issuance of units of common stock and warrants for cash,
net of offering costs	8,667,000	-
Net cash provided by financing activities	8,667,000	-

Net increase (decrease) in cash and cash equivalents	4,201,000	(5,612,000)
Cash and cash equivalents, beginning of period	1,259,000	10,985,000
Cash and cash equivalents, end of period	$5,460,000	$5,373,000

Supplemental disclosure of non-cash operating activities:

During the six months ended June 30, 2017, the Company issued 136,110 shares of common stock to its officers in satisfaction of $490,000 of accrued compensation at December 31, 2016.

During the six months ended June 30, 2016, the Company issued 60,883 shares of common stock through net settlement cashless exercise of warrants to purchase 118,959 shares at $2.20 per share when the closing prices on the date of exercises were a weighted average of $4.51 per share.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s Duplex technology is currently in various states of commercial application regarding its four target markets and has generated nominal revenues from operations to date. Results are encouraging but we continue to further refine and expand our Duplex technology range. In order to generate meaningful revenues, one of the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

The Company has incurred losses since its inception totaling $44,946,000 and expects to experience operating losses and negative cash flow for the foreseeable future. As of June 30, 2017, the Company had cash and cash equivalents totaling $5,460,000 available to fund the Company’s ongoing business activities through the end of the first quarter of 2018. In order to continue business operations beyond that point, the Company currently anticipates that it will need to raise additional capital. The Company has historically financed its operations primarily through issuances of equity securities, and until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expenses incurred, and future cash flows from financing activities and is working to execute these plans. There can be no assurance that the Company will be successful in achieving its long-term plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

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

The Company previously accounted for revenues from design and installation of its products on the completed contract method. Revenues from contracts and related costs of goods sold were recognized once the contract was completed or substantially completed. Contract costs included all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and depreciation costs. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined.

The Company retroactively adopted ASU No. 2014-09 effective January 1, 2017. The Company reviewed each contract to identify contract rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations. Revenues and costs of sales are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s customer contracts include performance obligations related to emission levels or other metrics that are measured at project completion. Management analyzed prior year revenue recognition made under the completed contract method and determined that no changes in the previously reported financial statements were required. Management elected to not apply the practical expedients in the adoption of ASU No. 2014-09.

The Company’s contracts with customers have performance obligations regarding air emissions and operational performance that are satisfied upon completion of service. Since this is the singular performance obligation and cannot be achieved until the air emissions and operational performance have been successfully tested, revenue related to the contracts is recognized upon project completion.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received they are offset against accumulated project costs and recorded as either Contract assets or Contract liabilities. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue. The Company did not recognize any revenue from contracts during the quarter ending June 30, 2017.

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

In adopting ASU 2016-02, the Company recorded lease liabilities for the estimated present value of the lease payments under the lease agreements. The Company determined the interest rate based on an estimated incremental borrowing rate. The lease liabilities are classified within Level 3. See Note 3 regarding the adoption of ASU 2016-02.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2017 and 2016, potentially dilutive shares outstanding amounted to 3,475,994 and 1,333,363, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1 billion, if it issues more than $1 billion in non-convertible debt in a three-year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2017, the market value of the Company’s common stock held by non-affiliates totaled $57 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2017	2016
	(unaudited)
Machinery and equipment	$759,000	$662,000
Office furniture and equipment	151,000	141,000
Leasehold improvements	145,000	134,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,013,000)	(894,000)
	560,000	561,000
Construction in progress	23,000	83,000
	$583,000	$644,000

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

With the retroactive adoption of ASU No. 2016-02, the new lease standard was applied to the Tulsa lease in September 2016, the commencement of the lease term, and to the Seattle lease in November 2016, the time of the lease modification. A leasehold interest and corresponding lease liability was recognized related to the Tulsa lease and the Seattle lease retroactively in 2016 in the amounts of $71,000 and $447,000, respectively. These reflect the lease commitments over the lease term discounted at the Company’s estimated incremental borrowing rate of 5% per annum. The lessee renewal options were not included in the lease term as they were not considered to be reasonably probable of exercise nor measurable. In 2016, accumulated amortization of these assets amounted to $19,000 and principal payments of the lease liabilities amounted to $17,000. There was no meaningful effect on the 2016 results of operations or the December 31, 2016 accumulated deficit. Management elected to apply the practical expedients in the adoption of ASU No. 2016-02 and to not apply the standard to short term leases.

Lease costs for the three and six months ended June 30, 2017 and 2016 and other quantitative disclosures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Lease cost:
Operating lease cost	$60,000	$40,000	$115,000	$80,000
Short-term lease cost	-	6,000	-	17,000
Total lease cost	$60,000	$46,000	$115,000	$97,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86,000

Right-of-use assets obtained in exchange for new operating lease liabilities
For operating lease:
Weighted average remaining lease term (in years)	2.68
Weighted average discount rate	5.00%

Minimum future payments under the Company’s leases at June 30, 2017 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements

2017	$76,000	$86,000
2018	159,000	173,000
2019	158,000	164,000
2020	37,000	37,000
Total	$430,000	$460,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
	2017	2016
	(unaudited)
Patents
Patents pending	$1,153,000	$1,040,000
Issued patents	806,000	747,000
	1,959,000	1,787,000
Trademarks
Trademarks pending	30,000	23,000
Registered trademarks	23,000	23,000
	53,000	46,000
Other	8,000	8,000
	2,020,000	1,841,000
Accumulated amortization	(202,000)	(106,000)
	$1,818,000	$1,735,000

During the three and six months ended June 30, 2017 and 2016, the Company recorded impairment losses of $0, $0, $167,000, and $232,000 respectively, of capitalized patents pending.

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2017 is estimated as follows:

2017	$98,000
2018	194,000
2019	173,000
2020	98,000
2021	36,000
Thereafter	28,000
$627,000

Note 5 – Sales, Contract Assets and Contract Liabilities

In the quarter ended September 30, 2016, the Company entered into a multi-flare contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flares. This contract is valued at approximately $900,000 and includes certain performance obligations related to emission levels. As such, each flare retrofit is considered a separate transaction where revenues are recognized upon delivery of the unit and satisfaction of the performance obligation. In the prior quarter, revenue totaling $360,000 was recognized with the completion of the contractual obligations. The remaining units with a contract value totaling $540,000 are expected to be completed during the course of 2017 depending on the oil producer customer's schedule. The Company also has contracts with two oil producing companies for the installation of its Duplex technology with a total value of approximately $280,000. At June 30, 2017, the Company had contract assets of $84,000 and contract liabilities of $13,000.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of June 30, 2017, the number of shares of common stock reserved for issuance under the Plan totaled 1,657,732. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the three months ended June 30, 2017, the Company granted 107,000 stock options under the Plan to employees. The stock options have exercise prices at the grant date fair value of $3.80 per share, contractual lives of 10 years, and vest over 4 years. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $224,000. The recognized compensation expense associated with these grants for the three months ended June 30, 2017 was $14,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25	years
Weighted average volatility	69%
Forfeiture rate	13%
Weighted average risk-free interest rate	1.90%
Expected dividend rate	0%

Outstanding stock option grants at June 30, 2017 and December 31, 2016 totaled 980,210 shares and 882,815 shares, respectively, with the right to purchase 693,904 shares and 547,532 shares being vested and exercisable at June 30, 2017 and December 31, 2016, respectively. The recognized compensation expense associated with these grants for the three and six months ended June 30, 2017 and 2016 totaled $76,000, $219,000, $200,000 and $405,000, respectively. At June 30, 2017 the number of shares reserved under the Plan but unissued totaled 200,508. At June 30, 2017, in addition to the $150,000 of director stock based compensation to be recognized in 2017, there was $640,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on June 30, 2017 totaled 142,359 with 104,149 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2016, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2016 to May 2017 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $4.85 per share for a total value of $49,000 which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and six months ended June 30, 2017 and 2016 was $12,000 and $24,000 and $10,000 and $20,000, respectively.

Warrants

The Company has the following warrants outstanding at June 30, 2017:

Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	3.64
$4.00	2,395,471	$4.00	1.57
$10.00	20,313	$10.00	1.68
	2,495,784	$3.98

During the quarter ended June 30, 2017, warrants equivalent to 345,000 shares with a strike price of $5.00 expired unexercised.

Note 7 – Related Party Transactions

In connection with the January 2017 Rights Offering, the Company paid MDB, the dealer-manager and placement agent, fees of $575,000 and legal fees and other costs of $60,000. MDB and its chief executive officer own a significant number of shares of the Company’s common stock.

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

Note 9 – Major Customers And Accounts Receivable

One customer accounted for 100% of accounts receivable at June 30, 2017 and at December 31, 2016.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our patented Duplex™ and Electrodynamic Combustion Control™ (ECC™) platform technologies enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. Our ECC technology introduces a computer-controlled high voltage electric field into a combustion volume in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our equity securities. We have earned limited revenue since inception on January 23, 2008. We are headquartered in Seattle, Washington with an office in Tulsa, Oklahoma.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of once through steam generators (OTSGs) and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2016 and early 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2016 prices reaching a low of $27 per barrel and June 2017 prices approximating $46+ per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from current and prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to the energy sector due to the technology’s ability to lower emissions and maintain certain operational efficiencies.

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

We have had numerous field test projects in three target markets using our Duplex technology: one related to wellhead enclosed flares, four related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry. We believe that the successful completion of these field development projects, which resulted from years of research and development work, are fundamental to the commercialization of our Duplex product. We reported our first meaningful product sales of $621,000 during the second half of 2016 from the installation of our Duplex technology through retrofits in a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer with 5 additional wellhead enclosed flare retrofits for $900,000 and in the first quarter of 2017 we delivered two units generating sales revenue of $360,000. Our laboratory research currently focuses on enhancing our Duplex products and includes the development of a packaged boiler application that enhances operational performance by eliminating flue gas recirculation.

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

We have recently completed laboratory testing and intend to begin field testing a new burner product for refinery and industrial process heater applications. The Duplex Plug & Play™ design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow a multi-burner heater or furnace to continue operating during installation rather than be shut down. If field testing confirms this design attribute, the ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. As described below, we plan to begin field testing at a Texas oil refinery this fall. If successful, we believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application, completed the wellhead enclosed ground flare retrofit and received payment in the third quarter of 2016, thereby recognizing $260,000 of revenue. This was an important milestone because it demonstrated a broad application of our Duplex technology. As a result, we entered into an agreement to supply this oil producer with 5 additional wellhead enclosed flare retrofits for $900,000, with 2 units completed in the first quarter of 2017. The remaining 3 units are expected to be completed during the course of 2017 depending on the oil producer customer’s schedule. We previously received 40% of the contract amount as an initial payment on all units, which is standard for the industry for this stage of completion. These funds, net of costs through quarter end, are reflected as contract liabilities on our balance sheet. These sales will be recognized as each of the remaining three units are installed and accepted by the customer and the performance obligations are completed. Our expectation is that our Duplex retrofit sales will normalize over time to gross margins approximating 50%.

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

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in multiple installations in California related to our three target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii)operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems, similar to the Duplex Plug & Play, for application in other vertical markets, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 17 full-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ending June 30, 2017 and 2016

Sales and Gross Profit. Gross profit of $109,000, or 30%, was realized on product sales totaling $360,000 in the six months ended June 30, 2017. These sales resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer. Our contract with this customer includes three more installations totaling approximately $540,000 and involves terms typical to the industry with progress payments made over the delivery schedule, which we expect to be completed during 2017 depending on the oil producer customer’s schedule. Our expectation is that our Duplex product sales will normalize over time to gross margins approximating 50%. We earned no revenues from sales during the quarter ended June 30, 2017 or during the three or six month periods ending June 30, 2016.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $191,000 to $2,251,000 for the three months ended June 30, 2017, referred to herein as Q2 2017, as compared to $2,442,000 for the same period in 2016 (Q2 2016). The Company decreased its R&D expenses by $75,000 to $1,141,000 for Q2 2017, as compared to $1,216,000 for Q2 2016, primarily due to decreased field testing and development costs of our Duplex technology. G&A expenses decreased by $116,000 to $1,110,000 in Q2 2017 as compared to $1,226,000 in Q2 2016, resulting primarily from decreased intellectual property expenses.

Operating expenses, decreased by approximately $290,000 to $4,753,000 for the six months ended June 30, 2017 compared to $5,043,000 for the same period in 2016. The Company decreased its R&D expenses by $226,000 to $2,315,000 for 2017, as compared to $2,541,000 for the same period in 2016, primarily due to decreased field testing and development costs of our Duplex technology. G&A expenses decreased by $64,000 to $2,438,000 in 2017 as compared to $2,502,000 in 2016 resulting primarily from decreased intellectual property expenses.

Loss from Operations. Due to the conversion of field projects into contract liabilities, our loss from operations decreased during Q2 2017 by $191,000, from $2,442,000 in Q2 2016 to $2,251,000 in Q2 2017 and decreased for the six months ended June 30, 2017 by $399,000 to $4,644,000 as compared with $5,043,000 for the six months ended June 30, 2016.

Net Loss. Primarily as a result of the decrease in intellectual property costs, our net loss for Q2 2017 was $2,236,000 as compared to a net loss of $2,431,000 for Q2 2016, resulting in a decreased net loss of $195,000 and our net loss for the six months ended June 30, 2017 was $4,615,000 as compared to a net loss of $5,020,000 for the same period in 2016, resulting in a decreased net loss of $405,000.

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalent balance totaled $5,460,000 compared to $1,259,000 at December 31, 2016. This increase resulted primarily from $8.7 million of net proceeds we received from our Rights Offering in January 2017 offset by our operating costs for the six months ended June 30, 2017 associated with the ongoing research and development of our technology. As of June 30, 2017, the Company had cash and cash equivalents totaling $5,460,000 available to fund the Company’s ongoing business activities through the end of the first quarter of 2018. In order to continue business operations beyond that point, the Company currently anticipates that it will need to raise additional capital. Our research and development costs are ongoing and we expect to require additional funding to meet these expenses. To that end we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows us to offer common stock, preferred stock, warrants or units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner.

At June 30, 2017, our current assets were in excess of current liabilities resulting in working capital of $5,043,000 compared to $208,000 at December 31, 2016. The increase in working capital resulted primarily from the net proceeds of our Rights Offering offset by the funds used in operations and invested in intangible and fixed assets.

Operating activities for the six months ended June 30, 2017 resulted in cash outflows of $4,230,000 which were due primarily to the loss for the period of $4,615,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $149,000. These were offset primarily by other non-cash expenses of $214,000 and services paid with common stock and stock options of $393,000. Operating activities for the six months ended June 30, 2016 resulted in cash outflows of $4,901,000, which were due primarily to the loss for the period of $5,020,000 and net changes in working capital (exclusive of cash) which reduced cash flow by $619,000 and were partially offset by services paid with common stock and stock options of $425,000 and other non-cash expenses of $313,000.

Investing activities for the six months ended June 30, 2017 resulted in cash outflows of $179,000 for development of patents and $57,000 for acquisition of fixed assets, compared to $651,000 in disbursements for patent development and other intangibles and $60,000 for the acquisistion of fixed assets during the same period of 2016.

There were net cash inflows of $8,667,000 from our Rights Offering in the six months ended June 30, 2017. There were no financing activities for the six months ended June 30, 2016.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of June 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 30, 2017, we issued 2,500 shares of common stock, having a per share value of $4.85, the closing price of our common stock on August 4, 2016, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

10.1	Separation Agreement and General Release with James N. Harmon dated May 11,2017 (2)

10.2	Consulting Agreement with James N. Harmon dated May 11, 2017 (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrant’s report on Form 8-K, originally filed with the Securities and Exchange Commission on May 11, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: August 14, 2017	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

