Form 10-Q
period 2017-09-30
CLEARSIGN COMBUSTION CORP
filed 2017-11-09
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 9, 2017, the issuer has 15,606,353 shares of common stock, par value $.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ClearSign Combustion Corporation

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents	$3,511,000	$1,259,000
Accounts receivable	-	103,000
Contract assets	126,000	-
Prepaid expenses and other assets	575,000	535,000
Total current assets	4,212,000	1,897,000

Fixed assets, net	554,000	644,000
Patents and other intangible assets, net	1,836,000	1,735,000
Other assets	10,000	10,000

Total Assets	$6,612,000	$4,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$863,000	$755,000
Current portion of lease liabilities	157,000	150,000
Accrued compensation and taxes	501,000	669,000
Contract liabilities	-	115,000
Total current liabilities	1,521,000	1,689,000
Long Term Liabilities:
Long term lease liabilities	235,000	353,000
Deferred rent	-	-
Total liabilities	1,756,000	2,042,000

Commitments

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 15,606,353 and 12,983,938 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,000	1,000
Additional paid-in capital	52,272,000	42,574,000
Accumulated deficit	(47,418,000)	(40,331,000)
Total stockholders’ equity	4,856,000	2,244,000

Total Liabilities and Stockholders’ Equity	$6,612,000	$4,286,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$-	$260,000	$360,000	$260,000
Cost of goods sold	15,000	47,000	266,000	47,000

Gross profit	(15,000)	213,000	94,000	213,000

Operating expenses:
Research and development	1,329,000	1,226,000	3,644,000	3,767,000
General and administrative	1,131,000	2,840,000	3,569,000	5,342,000

Total operating expenses	2,460,000	4,066,000	7,213,000	9,109,000

Loss from operations	(2,475,000)	(3,853,000)	(7,119,000)	(8,896,000)

Other income:
Interest income	3,000	7,000	32,000	30,000

Net Loss	$(2,472,000)	$(3,846,000)	$(7,087,000)	$(8,866,000)

Net Loss per share - basic and fully diluted	$(0.16)	$(0.30)	$(0.46)	$(0.69)

Weighted average number of shares outstanding - basic and fully diluted	15,603,880	12,957,029	15,358,655	12,914,665

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Statement of Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2016	12,983,938	$1,000	$42,574,000	$(40,331,000)	$2,244,000
Shares issued in rights offering ($3.03 per share)	2,395,471	1,000	7,257,000	-	7,258,000
Warrants issued in rights offering ($0.97 per warrant)	-	-	2,324,000	-	2,324,000
Issuance costs of rights offering	-	-	(915,000)	-	(915,000)
Shares issued in payment of accrued compensation ($3.60 per share)	136,110	-	490,000	-	490,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Shares issued for 2017 board services ($3.60 per share)	83,334	-	-	-	-
Share based compensation	-	-	509,000	-	509,000
Net loss	-	-	-	(7,087,000)	(7,087,000)

Balances at September 30, 2017	15,606,353	$2,000	$52,272,000	$(47,418,000)	$4,856,000

The accompanying notes are an integral part of these condensed financial statements.

ClearSign Combustion Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,087,000)	$(8,866,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	258,000	144,000
Share based payments	284,000	492,000
Depreciation and amortization	209,000	139,000
Amortization of right of use asset	119,000	106,000
Payments of lease liabilities	(111,000)	(106,000)
Abandonment and impairment of capitalized patents pending	-	1,971,000
Other	-	(13,000)
Change in operating assets and liabilities:
Contract assets	(126,000)	(144,000)
Accounts receivable	103,000	-
Prepaid expenses and other assets	(40,000)	(287,000)
Accounts payable and accrued liabilities	108,000	89,000
Accrued compensation and taxes	322,000	(260,000)
Contract liabilities	(115,000)	318,000
Net cash used in operating activities	(6,076,000)	(6,417,000)

Cash flows from investing activities:
Acquisition of fixed assets	(89,000)	(176,000)
Disbursements for patents and other intangible assets	(250,000)	(834,000)
Net cash used in investing activities	(339,000)	(1,010,000)

Cash flows from financing activities:
Proceeds from issuance of units of common stock and warrants for cash, net of offering costs	8,667,000	-
Net cash provided by financing activities	8,667,000	-

Net increase (decrease) in cash and cash equivalents	2,252,000	(7,427,000)
Cash and cash equivalents, beginning of period	1,259,000	10,985,000
Cash and cash equivalents, end of period	$3,511,000	$3,558,000

Supplemental disclosure of non-cash operating activities:

During the nine months ended September 30, 2017, the Company issued 136,110 shares of common stock to its officers in satisfaction of $490,000 of accrued compensation at December 31, 2016.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s Duplex technology is currently in various states of commercial application regarding in three of the Company’s target markets and has generated nominal revenues from operations to date. Results are encouraging but the Company continues to further refine and expand our Duplex technology range. The Company’s ECC technology is in development stage and the Company has not had any commercial application of ECC technology to date. In order to generate meaningful revenues, one of the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

The Company has incurred losses since its inception totaling $47,418,000 and expects to experience operating losses and negative cash flow for the foreseeable future. As of September 30, 2017, the Company had cash and cash equivalents totaling $3,511,000. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund the Company’s ongoing business activities into the first quarter of 2018. In order to continue business operations beyond that point, the Company currently anticipates that it will need to raise additional capital. The Company has historically financed its operations primarily through issuances of equity securities, and until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner.

Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through equity or debt financing, co-development agreements or strategic partnering agreements to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expenses incurred, and future cash flows from financing activities and is working to execute these plans. While historically the Company has had success in raising capital, there can be no assurances that the Company will raise the necessary capital in the short-term in order to fund operations beyond the first quarter of 2018. Furthermore, there can be no assurance that the Company will be successful in achieving its long-term plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

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

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received they are offset against accumulated project costs and recorded as either Contract assets or Contract liabilities. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue. The Company did not recognize any revenue from contracts during the quarter ended September 30, 2017. The Company recognized revenue of $360,000 in the nine-month period ended September 30, 2017.

The Company’s contracts with customers contain no variable considerations or incentives or discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price at achievement of the performance objectives was used in satisfying the review requirements of ASU No. 2014-09.

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

Fixed Assets and Change in Accounting Principle for Leases

Fixed assets are recorded at cost. As disclosed in Note 3, in 2017 the Company retroactively adopted Accounting Standards Update No. 2016-02 (ASU No. 2016-02) regarding leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less (short-term leases) are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term maturities of these instruments.

In adopting ASU 2016-02 as described in Note 3, the Company recorded lease liabilities for the estimated present value of the lease payments under the lease agreements. The Company determined the interest rate based on an estimated incremental borrowing rate. The lease liabilities are classified within Level 3.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consulting fees, rent, utilities, depreciation, and consumables.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Tax benefits from a tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Share-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Share-based compensation for shares granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2017 and 2016, potentially dilutive shares outstanding amounted to 3,474,094 and 1,335,363, respectively.

In connection with the January 2017 rights offering (see Note 6), the Company evaluated the financial impact of FASB ASC 260, “Earnings per Share,” which states, among other things, that if a rights issue is offered to all existing stockholders at an exercise price that is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. The Company determined that the application of this specific provision of ASC 260 was immaterial to previously issued financial statements and, therefore, did not retroactively adjust previously reported weighted average shares outstanding and basic and diluted earnings per share.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 71 to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Emerging Growth Company

The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company until December 31, 2017, although it will lose that status sooner if its revenues exceed $1.07 billion, if it issues more than $1 billion in non-convertible debt in a three-year period, or if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30. At June 30, 2017, the market value of the Company’s common stock held by non-affiliates totaled $57 million.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2017	2016
	(unaudited)
Machinery and equipment	$801,000	$662,000
Office furniture and equipment	163,000	141,000
Leasehold improvements	145,000	134,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,073,000)	(894,000)
	554,000	561,000
Construction in progress	-	83,000
	$554,000	$644,000

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

With the retroactive adoption of ASU No. 2016-02, the new lease standard was applied to the Tulsa lease in September 2016, the commencement of the lease term, and to the Seattle lease in November 2016, the time of the lease modification. A leasehold interest and corresponding lease liability was recognized related to the Tulsa lease and the Seattle lease retroactively in 2016 in the amounts of $71,000 and $447,000, respectively. These reflect the lease commitments over the lease term discounted at the Company’s estimated incremental borrowing rate of 5% per annum. The lessee renewal options were not included in the lease term as they were not considered to be reasonably probable of exercise nor measurable. In 2016, accumulated amortization of these assets amounted to $19,000 and principal payments of the lease liabilities amounted to $17,000. There was no meaningful effect on the 2016 results of operations or the December 31, 2016 accumulated deficit. Management elected to apply the practical expedients in the adoption of ASU No. 2016-02 and to not apply the standard to short-term leases.

Lease costs for the three and nine months ended September 30, 2017 and 2016 and other quantitative disclosures are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Lease cost:
Operating lease cost	$54,000	$42,000	$161,000	$122,000
Short-term lease cost	40,000	4,000	47,000	21,000
Total lease cost	$94,000	$46,000	$208,000	$143,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,000

Right-of-use assets obtained in exchange for new operating lease liabilities
For operating lease:
Weighted average remaining lease term (in years)	2.43
Weighted average discount rate	5.00%

Minimum future payments under the Company’s leases at September 30, 2017 and their application to the corresponding lease liabilities are as follows:

		Payments due
	Discounted lease	under lease
	liability payments	agreements
2017	$38,000	$43,000
2018	159,000	173,000
2019	158,000	164,000
2020	37,000	37,000
Total	$392,000	$417,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2017	2016
	(unaudited)
Patents
Patents pending	$1,163,000	$1,040,000
Issued patents	862,000	747,000
	2,025,000	1,787,000
Trademarks
Trademarks pending	36,000	23,000
Registered trademarks	23,000	23,000
	59,000	46,000
Other	8,000	8,000
	2,092,000	1,841,000
Accumulated amortization	(256,000)	(106,000)
	$1,836,000	$1,735,000

During the three and nine months ended September 30, 2017 and 2016, the Company recorded impairment losses of $0, $0, $1,739,000, and $1,971,000 respectively, of capitalized patents pending.

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2017 is estimated as follows:

2017	$54,000
2018	215,000
2019	193,000
2020	109,000
2021	38,000
Thereafter	29,000
$638,000

Note 5 – Sales, Contract Assets and Contract Liabilities

In the three months ended September 30, 2016, the Company entered into a multi-flare contract with a third-party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flares. This contract is valued at $900,000 and includes certain performance requirements related to emission levels. As such, each flare retrofit is considered a separate transaction where revenues are recognized upon delivery of the unit and satisfaction of the performance obligation. In the three months ended March 31, 2017, revenue totaling $360,000 was recognized with the completion of the performance obligations. The remaining units with a contract value totaling $540,000 are in progress. The Company also has contracts with two oil producing companies for the installation of its Duplex technology with a total value of approximately $280,000. At September 30, 2017, the Company had contract assets of $126,000 and contract liabilities of $0.

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

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2017, the number of shares of common stock reserved for issuance under the Plan totaled 1,657,972. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In February 2017, the Company issued 83,334 shares of common stock under the Plan to its three independent directors in accordance with agreements entered into with each director. The common stock is subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 upon the termination of the individual’s services as a director or other circumstances as set forth in the award agreements. The fair value of the stock at the time of grant was $3.60 per share for a total value of $300,000. The Company recognized $225,000 in general and administrative expense for the nine months ended September 30, 2017 and will recognize the remaining $75,000 during the remainder of 2017.

In the nine months ended September 30, 2017, the Company granted 107,000 stock options under the Plan to employees. The stock options have exercise prices at the grant date fair value of $3.80 per share, contractual lives of 10 years, and vest over 4 years. The fair value of stock options granted estimated on the date of grant using the Black-Scholes option valuation model was $224,000. The recognized compensation expense associated with these grants for the nine months ended September 30, 2017 was $28,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	69%
Forfeiture rate	13%
Weighted average risk-free interest rate	1.90%
Expected dividend rate	0%

Outstanding stock option grants at September 30, 2017 and December 31, 2016 totaled 978,310 shares and 882,815 shares, respectively, with the right to purchase 720,643 shares and 547,532 shares being vested and exercisable at September 30, 2017 and December 31, 2016, respectively. The intrinsic value of the exerciseable shares was $194,000 as of September 30, 2017. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2017 and 2016 totaled $140,000, $509,000, $199,000 and $604,000, respectively. At September 30, 2017 the number of shares reserved under the Plan but unissued totaled 202,648. At September 30, 2017, in addition to the $75,000 of director share-based compensation to be recognized in 2017, there was $499,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2017 totaled 142,384 with 101,634 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2017, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2017 to May 2018 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.50 per share for a total value of $35,000 which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and nine months ended September 30, 2017 and 2016 was $9,000 and $33,000 and $12,000 and $32,000, respectively.

Warrants

The Company has the following warrants outstanding at September 30, 2017:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	3.38
$4.00	2,395,471	$4.00	1.32
$10.00	20,313	$10.00	1.43
	2,495,784	$3.98

The intrinsic value of the outstanding warrants was $140,000 as of September 30, 2017.

Note 7 – Related Party Transactions

In connection with the January 2017 Rights Offering, the Company paid MDB, the dealer-manager and placement agent, fees of $575,000 and legal fees and other costs of $60,000. MDB and its chief executive officer own a significant number of shares of the Company’s common stock.

Note 8 – Commitments

On February 3, 2015, the Company and its Chief Executive Officer, Stephen E. Pirnat, entered into an employment agreement (the Agreement) which terminates on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000 with annual cost-of-living adjustments, a grant of stock options to purchase 300,000 shares of the Company’s common stock, annual cash bonuses that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation and all previously granted stock options would vest in full. On October 30, 2017 this agreement was extended through December 31, 2018.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash and our history of losses;

•	our ability to successfully develop and implement our technology and achieve profitability;

•	our limited operating history;

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	our ability to manufacture any products we design;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future;

•	our ability to continue as a going concern;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our patented Duplex™ and Electrodynamic Combustion Control™ (ECC™) platform technologies enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology uses a porous ceramic tile above a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. Our ECC technology introduces a computer-controlled high voltage electric field into a combustion volume in order to better control gas-phase chemical reactions and improve system performance and cost-effectiveness. To date, our operations have been funded primarily through sales of our equity securities. We have earned limited revenue since inception on January 23, 2008. We are headquartered in Seattle, Washington with an office in Tulsa, Oklahoma.

We have incurred losses since our inception totaling $47,418,000 and expect to experience operating losses and negative cash flow for the foreseeable future. As of September 30, 2017, we had cash and cash equivalents totaling $3,511,000. We currently anticipate that our cash and cash equivalents will be sufficient to fund our ongoing business activities into the first quarter of 2018. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. We have historically financed our operations primarily through issuances of equity securities, and until the growth of revenue streams increases to a level that covers operating expenses it is our plan to continue to fund operations in this manner.

Management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through equity or debt financing, co-development agreements or strategic partnering agreements to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expenses incurred, and future cash flows from financing activities and is working to execute these plans. While historically we have had success, there can be no assurances that we will raise the necessary capital in the short-term in order to fund operations beyond the first quarter of 2018. Furthermore, there can be no assurance that we will be successful in achieving our long-term plans, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term as a going concern.

Our Market Opportunities

Our initial target markets center on the energy sector, including upstream crude oil production through the use of once through steam generators (OTSGs) and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. We are focusing on these targets in multiple regions, including North America, Europe, and China. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2016 and early 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2016 prices reaching a low of $27 per barrel and September 2017 prices approximating $46+ per barrel. Regardless of the effect of crude oil prices, based upon our experience and feedback from current and prospective customers, we believe that the market continues to validate the appeal of our Duplex technology to the energy sector due to the technology’s ability to lower emissions and maintain certain operational efficiencies.

Operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, historically politically leaning in opposite directions. As a result, these standards are a significant driver in our development and sales efforts and that our Duplex technology can provide a unique, cost-effective pollution control solution for operators in comparison to competing products.

Emissions standards in the United States largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, nitrogen oxides (NOx) are regulated emissions by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to this 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

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

In the process of attempting to develop our ECC technology beyond laboratory scale for a potential process heater design in 2013, we developed Duplex, which is a simplified application for gaseous fuel. While we continued to pursue development of our ECC technology through laboratory testing, in 2014 we began to pursue field development and conditional sales of our Duplex technology. We engaged in a number of field development projects in which we successfully demonstrated the technology operating with thermal output of up to 62 million BTU/hr. and pursued business development and marketing activities with established entities that use steam generators, process heaters, enclosed flares, boilers, and other combustion systems as well as original equipment manufacturers.

We have had numerous field test projects in three target markets using our Duplex technology: one related to wellhead enclosed flares, four related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry. We believe that the successful completion of these field development projects, which resulted from years of research and development work, are fundamental to the commercialization of our Duplex product. We reported our first meaningful product sales of $621,000 during the second half of 2016 from the installation of our Duplex technology through retrofits in a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer with five additional wellhead enclosed flare retrofits for $900,000 and in the first quarter of 2017 we delivered two units generating sales revenue of $360,000. Our laboratory research currently focuses on enhancing our Duplex products and includes the development of a packaged boiler application that enhances operational performance by eliminating flue gas recirculation.

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

We have recently completed laboratory testing as well as our first field testing of a new burner product for refinery and industrial process heater applications. The Duplex Plug & Play™ design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow a multi-burner heater or furnace to continue operating during installation rather than be shut down. If ongoing field testing confirms this design attribute, the ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. We believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with OEMs with established manufacturing and distribution capabilities.

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application, completed the wellhead enclosed ground flare retrofit and received payment in the third quarter of 2016, thereby recognizing $260,000 of revenue in that quarter. This was an important milestone because it demonstrated a broad application of our Duplex technology. As a result, we entered into an agreement to supply this oil producer with five additional wellhead enclosed flare retrofits for $900,000, with 2 units completed in the first quarter of 2017. The remaining three units are expected to be completed during the fourth quarter of 2017 and in early 2018, depending on the oil producer customer’s schedule. We previously received 40% of the contract amount as an initial payment on all units. These funds, net of costs through quarter end, are reflected as contract liabilities on our balance sheet. These sales will be recognized as each of the remaining three units are installed and accepted by the customer and the performance obligations are completed. Our expectation is that our Duplex retrofit sales will normalize over time to gross margins approximating 50%.

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

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii)operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems, similar to the Duplex Plug & Play, for application in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

We are pursuing development of our ECC technology through laboratory research where we have demonstrated certain attributes of our proprietary technology operating in our research facility at lab scales.

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

Our Funding and Operating Expenses

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 16 full-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

The amount that we spend for any specific purpose may vary significantly, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.

Research, development, and commercial acceptance of new technologies are, by their nature, unpredictable.  Although we will undertake development and commercialization efforts with reasonable diligence, there can be no assurance that the net proceeds from our planned securities offerings will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations.  If the net proceeds from these offerings are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on equity offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

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

Research and Development. The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consulting fees, rent, utilities, depreciation, and consumables.

Patents and Trademarks. Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are issued.

Share-Based Compensation. The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Share-based compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2017 and 2016

Sales and Gross Profit. Gross profit of $94,000, or 26%, was realized on product sales totaling $360,000 in the nine months ended September 30, 2017, whereas a gross profit of $213,000 was realized on product sales of $260,000 in the three and nine months ended September 30, 2016. A $15,000 increase to warranty reserves was taken in the three months ending September 30, 2017 reducing the gross profit from prior sales and resulting in a negative gross margin during the quarter. The 2017 sales resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer. Our contract with this customer includes three more installations totaling approximately $540,000 and involves terms typical to the industry with progress payments made over the delivery schedule, which we expect to be completed during the fourth quarter of 2017 and in early 2018 depending on the oil producer customer’s schedule. The 2016 installation of our Duplex technology in an enclosed ground flare for the same major California oil producer was completed under a conditional sales contract. Because the conditions had not been met in prior quarters, $144,000 of project costs, including design and start-up costs associated with unique aspects of this market vertical, were previously expensed. Including these costs, the gross profit during the three and nine months ended September 30, 2017 would have been $69,000, or 26%. We earned no revenues from sales during the quarter ended September 30, 2017.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $1,606,000 to $2,460,000 for the three months ended September 30, 2017, referred to herein as Q3 2017, as compared to $4,066,000 for the same period in 2016 (Q3 2016). The Company increased its R&D expenses by $103,000 to $1,329,000 for Q3 2017, as compared to $1,226,000 for Q3 2016 primarily due to increased field testing and development costs of our Duplex technology. G&A expenses decreased by $1,709,000 to $1,131,000 in Q3 2017 as compared to $2,840,000 in Q3 2016, resulting primarily from decreased intellectual property writeoff expenses offset by increased consulting costs of $164,000 mainly from added consultants operating in Europe and Asia.

Operating expenses, decreased by approximately $1,896,000 to $7,213,000 for the nine months ended September 30, 2017 compared to $9,109,000 for the same period in 2016. The Company decreased its R&D expenses by $123,000 to $3,644,000 for the nine months ended September 30, 2017, as compared to $3,767,000 for the same period in 2016, primarily due to decreased field testing and development costs of our Duplex technology. G&A expenses decreased by $1,773,000 to $3,569,000 in 2017 as compared to $5,342,000 in 2016 resulting primarily from decreased intellectual property writeoff expenses, this was partially offset by added consulting costs of $289,000 mainly caused by added consultants working in the European and Asian markets.

Loss from Operations. Due to the decrease in intellectual property costs, our loss from operations decreased during Q3 2017 by $1,378,000, from $3,853,000 in Q3 2016 to $2,475,000 in Q3 2017 and decreased for the nine months ended September 30, 2017 by $1,777,000 to $7,119,000 as compared with $8,896,000 for the nine months ended September 30, 2016.

Net Loss. Primarily as a result of the decrease in intellectual property costs, our net loss for Q3 2017 was $2,472,000 as compared to a net loss of $3,846,000 for Q3 2016, resulting in a decrease in net loss of $1,374,000 and our net loss for the nine months ended September 30, 2017 was $7,087,000 as compared to a net loss of $8,866,000 for the same period in 2016, resulting in a decrease in net loss of $1,779,000.

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalent balance totaled $3,511,000 compared to $1,259,000 at December 31, 2016. This increase resulted primarily from $8.7 million of net proceeds we received from our Rights Offering in January 2017 offset by our operating costs for the nine months ended September 30, 2017 associated with the ongoing research and development of our technology as well as general and administrative expenses. As of September 30, 2017, we had cash and cash equivalents totaling $3,511,000 . We expect this cash and cash equivalents will be sufficient to fund our ongoing business activities into the first quarter of 2018. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. Our research and development and general administrative costs are ongoing and we expect to require additional funding to meet these expenses. To that end we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows us to offer common stock, preferred stock, warrants or units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner.

At September 30, 2017, our current assets were in excess of current liabilities resulting in working capital of $2,691,000 compared to $208,000 at December 31, 2016. The increase in working capital resulted primarily from the net proceeds of our Rights Offering offset by the funds used in operations and invested in intangible and fixed assets.

Operating activities for the nine months ended September 30, 2017 resulted in cash outflows of $6,076,000 which were due primarily to the loss for the period of $7,087,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $252,000. These were offset primarily by other non-cash expenses of $217,000 and services paid with common stock and stock options of $542,000. Operating activities for the nine months ended September 30, 2016 resulted in cash outflows of $6,417,000, which were due primarily to the loss for the period of $8,866,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $284,000. These were offset by impairment losses on abandoned capitalized patents pending of $1,971,000, other non-cash expenses of $126,000, and services paid with common stock and stock options of $636,000.

Investing activities for the nine months ended September 30, 2017 resulted in cash outflows of $250,000 for development of patents and $89,000 for acquisition of fixed assets, compared to $834,000 in disbursements for patent development and $176,000 for the acquisition of fixed assets during the same period of 2016.

There were net cash inflows from financing activities of $8,667,000 from our Rights Offering in the nine months ended September 30, 2017. There were no financing activities for the nine months ended September 30, 2016.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of September 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

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

On September 30, 2017, we issued 2,500 shares of common stock, having a per share value of $3.50, the closing price of our common stock on August 3, 2017, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended September 30, 2017. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

10.1	Confidential Separation Agreement and General Release with Andrew U. Lee dated September 7, 2017 (2)

10.2	Consulting Agreement with Andrew U. Lee dated September 7, 2017 (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrants release on Form 8-K, originally filed with the Securities and Exchange Commission on September 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 9, 2017	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer