Form 10-K
period 2017-12-31
CLEARSIGN COMBUSTION CORP
filed 2018-03-27
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Zip Code)

(206) 673-4848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, par value $.0001	The NASDAQ Stock Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $57,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2018, the registrant has 21,358,853 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

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

PART I

ITEM 1: BUSINESS

Introduction

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented Duplex™ technology is capable of enhancing the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology, which is our primary technology, uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

While we have recently begun commercializing our Duplex technology, Duplex has had limited testing and verification by independent third parties and, based on the results of our laboratory and field testing as well as our initial commercialized installations in different applications, we believe that this proprietary technology is capable of improving emissions control performance and operational performance for many types of industrial and commercial combustion systems. As a result, we also believe that Duplex may reduce costs associated with the construction (including refurbishment and upgrade), operation and maintenance of these combustion systems as compared to combustion systems that use no or alternative technology to enhance combustion and control emissions.

Based on the results of our testing, we believe that Duplex compares favorably with current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), excess air systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed ground flares, and packaged boilers.

Corporate History

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report.

Recent Developments

On July 28, 2017 we formed ClearSign Asia Limited, a Hong Kong corporation. On November 20, 2017, we announced that we received a Letter of Intent from TG CITIC Environment Investment Group (TG CITIC), which is a joint venture between Tangshan Iron and Steel Group Company Limited and CITIC Group Corporation Ltd. The Letter of Intent from TG CITIC indicates their interest in investing in ClearSign Asia Limited as well as assisting in accelerating the marketing and promotion of our products for the Chinese market. We expect to reach a definitive agreement TG CITIC in 2018, however no assurance can be given that any definitive agreement will be entered into. Based in Hong Kong, ClearSign Asia Limited will have exclusive rights in greater China and key markets in the Asia Pacific region to certain of our intellectual property.

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. These are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of these systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our Duplex technology, to date we have limited the introduction of Duplex to certain segments including petroleum refining process heaters, steam generation, and enclosed ground flares.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2016 and 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2017 prices ranging from $42 to $64 per barrel and February 2018 prices approximating $62 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

Operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. We believe this to be the case in the U.S. and worldwide in most major developed and developing countries. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, historically politically leaning in opposite directions. As a result, these standards are a significant driver in our development and sales efforts. We believe that our Duplex technology can provide a unique, cost-effective pollution control solution for operators in comparison to all known competing products.

Emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated emission by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to this 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

Non-attainment areas under the 1997 limit of 84 ppb	Projected non-attainment areas under the 2015 limit of 70 ppb

Source: EPA, August 2016	Source: URS, August 2015

Additionally, we believe that current emissions standards in Europe, China and Canada will continue to trend towards stricter air emission standards as these jurisdictions seek to achieve cleaner air. Existing and new emissions standards in such jurisdictions may create additional market opportunities for us.

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

Our Technologies

In the process of attempting to develop our ECC technology beyond laboratory scale for a potential process heater design in 2013, we developed Duplex, which is a simplified application for gaseous fuel. While we continue to pursue development of our ECC technology through laboratory testing, in 2014 we began to pursue field development and conditional sales of our Duplex technology. We engaged in a number of field development projects in which we successfully demonstrated the technology operating with thermal output of up to 62 million BTU/hr in an OTSG and pursued business development and marketing activities with established entities that use steam generators, process heaters, enclosed flares, boilers, and other combustion systems as well as original equipment manufacturers (OEMs).

We have completed several field test projects in three of our five target markets using our Duplex technology: one related to wellhead enclosed flares, four related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry. We believe that the successful completion of these field development projects, which resulted from years of research and development work, is fundamental to the commercialization of our Duplex product. We reported our first meaningful product sales of $621,000 during the second half of 2016 from the installation of our Duplex technology through retrofits of a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer customer with 5 additional wellhead enclosed flare retrofits for $900,000 and in 2017 we delivered three units generating sales revenue of $540,000. The remaining two units were completed and installed in the first quarter of 2018. Our laboratory research currently focuses on enhancing our Duplex products and includes the development of a packaged boiler application that enhances operational performance by eliminating flue gas recirculation.

Product Applications of Duplex

We have to date applied our Duplex technology through retrofits of existing burners. These often involve engineering around an existing burner architecture that can complicate the Duplex installation. Because of this, we believe that the retrofit market is best suited for larger projects and larger applications of Duplex.

Process Heaters in the Oil Refining Industry

We have completed laboratory testing and our first field test at a Texas oil refinery of a new burner product for refinery and industrial process heater applications. To date we have successfully retrofitted two process heaters with the standard Duplex and one with the Duplex Plug & Play™ design. We have two additional installations in process. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. If field testing continues to confirm this design attribute, the ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. We plan to continue field testing of additional configurations and burner sizes to further enhance the performance and dependability of the product. If successful, we believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with original equipment manufacturers (OEMs) with established manufacturing and distribution capabilities.

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application, completed the wellhead enclosed ground flare retrofit and received payment in the third quarter of 2016, thereby recognizing $260,000 of revenue. This was an important milestone because it demonstrated the broad application of our Duplex technology. As a result, we entered into an agreement to supply this oil producer with five additional wellhead enclosed flare retrofits for $900,000, with three units completed during 2017. The remaining two units were completed in the first quarter of 2018. We previously received 40% of the contract amount as an initial payment on these units, which is standard for the industry for this stage of completion. These funds, netted against costs through the 2017 year end, are included in contract assets on our balance sheet as of December 31, 2017. These sales were recognized in the first quarter of 2018 as each of the remaining two units were installed and accepted by the customer and the performance obligations were completed.

Based upon discussions with local regulators and examination of regulatory reports, we believe that flare emissions are a potential target for increased regulation, in part because the success of our installations to date has shown regulators that establishing emissions standards for ground flares is possible. In anticipation of this, we are pursuing potential customers with target ground flare applications that would benefit from our proven installations.

OTSGs in Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in two OTSG projects in the enhanced oil recovery industry in Southern California. In March 2017, we entered into an agreement to complete a third installation for this customer fueled by oil field waste gas instead of natural gas. This installation was completed in the first quarter of 2018. We believe that our successful installations in the OTSG market to date are gaining regulator acceptance by the Southern California regulatory authorities and, as a result, market acceptance.

Duplex’s Emission Results and Licensing

We have now achieved emission results which exceeded current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems similar to the Duplex Plug & Play for application in other vertical markets, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from OEMs. We believe licensing would significantly change the makeup of our sales mix, sales cycles, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. burners for refinery process heaters or packaged boilers) could dramatically accelerate the global sales and market adoption rate of our technology. In order to create channel flexibility and meet end user demand however, we intend to continue to pursue end user customers through direct sales, sub-contractors, or channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completing the field development projects discussed above and completing a meaningful number of installations and sales. We believe that the continuing development of Duplex, the completion of sales and an increase in end-users will enhance our ability to license our technology.

Development of ECC

We are continuing to pursue development of our patented ECC technology through laboratory research where we have demonstrated certain favorable attributes of this proprietary technology operating at lab scales. We are also developing certain derivative product expressions, some unrelated to industrial combustion products, that are being tested and validated both by the Company and by independent third parties.

Technical Components of our Duplex and ECC Technologies

Our Duplex burner technology consists of a traditional industrial burner and a porous ceramic tile. When the uncombusted mix of gaseous fuel and air is directed at the tile, hot gas combusts within the tile itself. Because the fuel and air have more time to mix, the NOx- forming hot spots that are typically produced in an open flame are greatly eliminated and a dramatically shorter flame is produced. NOx, a regulated pollutant comprised largely of nitrogen oxide and nitrogen dioxide, is greatly reduced to levels of 5ppm or below depending on the specific application without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame allows for operation of the furnace at a higher capacity. We believe Duplex’s radiant heat transfer enhances thermal efficiency as it eliminates the possibility of flame impingement and reduces the likelihood of coking in a combustion chamber.

Our ECC technology consists, in its simplest form, of four major components: (a) a computer, (b) standard software delivering proprietary algorithms to (c) a power amplifier (resident outside the combustion chamber) and (d) electrodes inside or proximate to the combustion chamber. ECC introduces a high voltage electric field into the combustion process to control the resulting flames electrically through the naturally forming ions. The electrodes are optimized in material and shape to best suit the specific geometry of a given installation. We have also demonstrated a technique to apply ECC to a combustion system without requiring an electrode to have physical contact with the flame.

The basic components of both systems are either available “off the shelf” or require manufacturing techniques that are well within the current capabilities of existing technologies. Thus, our products are readily available and scalable for high volume demand.

The Combustion Markets

Overview

We compete in the combustion and emissions control markets. According to the U.S. Department of Energy, in 2011, two-thirds of the energy used in U.S manufacturing is converted via boilers, furnaces, and process heaters, our core market focus.  Based on the June 2016 Frost & Sullivan Market Assessment Report, we estimate that our addressable target market over the next ten years in the United States is up to $3.6 billion, comprised of up to $1.7 billion from the industrial/commercial/institutional boiler segment, up to $0.8 billion from the refinery segment, up to $0.8 billion from the large industrial segment, up to $0.2 billion from the flare segment, and up to $100 million from the enhanced oil recovery (EOR) segment.

These are highly competitive industries that are currently dominated by companies that have both substantially greater financial resources than we do and established products. Based on the testing and the field installations completed to date, however, we believe that our Duplex technology offers a unique and powerful ability to improve emissions and operational performance, energy efficiency and overall cost-effectiveness. We are targeting the following segments of the combustion market:

•	ICI Boiler Segment

•	Refinery and Petrochemical Segment

•	Large Industrial Segment

•	Flare Segment

•	Enhanced Oil Recovery (EOR) Segment

In each segment, we are marketing solutions with our Duplex technology that we believe could simultaneously improve both pollution control and operational efficiency characteristics through (a) cost-effective retrofitting of our Duplex technology onto existing standard system designs, and (b) new system designs.

Market Entry

We believe that our Duplex technology can be applied to a wide range of systems in which there is a flame. While this implies many potential market opportunities, it also requires that we exercise a disciplined approach in comparatively evaluating those opportunities in order to select and prioritize those applications that are cost effective and afford the best mix of time and cost required for development relative to revenue potential. We also aim to select applications in which our technologies either offer immediate, clear, meaningful, and measurable advantages relative to competing technologies or address unmet market needs.

We have pursued retrofitting existing systems with our Duplex technology to improve their performance as we believe that provides us the quickest path to market. This is because (1) the installed base of existing combustion systems is far greater than the annual number of newly built systems, (2) integrating our technology into a retrofit is less complex than integrating our technology into a new combustion system designed by an OEM, (3) the design cycle of a retrofit application is far shorter, and (4) we believe that with the previously challenging economic and energy industry market conditions, less costly retrofits are more attractive to many segments of the energy market than new capital equipment and infrastructure builds to comply with environmental regulations and derive cost efficiencies.

Since we have completed initial retrofit projects in three vertical market installations, we believe that pursuit of new, stand-alone products, such as the Duplex Plug & Play, will enable us to substantially increase our sales to a meaningful level through licensing or other business arrangements with OEMs. Upon broader adoption of the Duplex Plug & Play, we will pursue OEMs or other means to license the product in order to take advantage of the manufacturing and distribution capabilities of more established market participants. We are planning to develop a stand-alone product for application in the packaged boiler market and intend to investigate the value of developing additional stand-alone products.

The success we have experienced in the wellhead enclosed flare, oil refining and enhanced oil recovery sectors has allowed us to capitalize on these recent product development results by refocusing our personnel and resources toward enhancing and productizing our Duplex technology in order to generate revenue. The success in these initial areas has also allowed us to work on developing the potential for installing our Duplex technology in both firetube and watertube boilers. A demonstration project on boilers is currently underway with a Chinese partner and research on this application continues in our laboratory.

Sales and Marketing Plan

Partnership Strategy and Field Development. We believe that our technologies have the potential to transform industries that rely on combustion and that our technologies are broadly applicable in large, scalable, global markets.

We intend to form strategic partnerships and/or license agreements with key incumbents who are currently participating in our targeted market segments. We expect to maintain our existing capabilities to serve our end-user customers via our current channel partners and subcontractors.

Our targeted market segment territories include North America, Europe, and China and encompass:

•	end users of OEM products and services interested in incorporating our technology in order to address their operational and or environmental needs;

•	large OEMs interested in our technology either as licensees or as distributors;

•	government regulators such as California’s South Coast Air Quality Management District, (SCAQMD), and other regulators charged with protecting the public health including the development of low emission and potentially disruptive environmental control technologies. Project funding was recently awarded to ClearSign and a refinery partner to demonstrate Duplex as a candidate for Best Available Control Technology for certain types of process heaters and boilers.

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

Channel Structure and Path to Market. Our path to market could involve any combination of (1) licensing our technologies for either one-time or periodic licensing fees for a period of time within specific fields of use and/or territories, (2) selling our intellectual property rights within specific fields of use and/or territories, or (3) manufacturing the components required to enable our technologies and/or supplying a complete burner package through strategic subcontracting agreements. Since our solutions consist largely of off-the-shelf components, we do not anticipate that we will require a large manufacturing capacity. To the extent we will require production of specific hardware (electrodes, for example), we plan to rely on outside contract manufacturers, which we believe are widely available and for which a competitive market exists.

Competition and Barriers to Entry

The industry in which we operate is global in scope and is populated by large, established suppliers of burners and post-combustion air pollution control systems, all of which possess substantially greater resources than we do. Worldwide, suppliers of burners and air pollution control equipment include but are not limited to companies such as UOP, Callidus and Maxon (all three are subsidiaries of Honeywell), John Zink Hamworthy Combustion (a subsidiary of Koch Industries and including Coen), Babcock and Wilcox, Westinghouse, Eclipse, General Electric, Haldor Topsøe, Hitachi, Linde, and Fives North American, among others.

These systems include low NOX burners, electrostatic precipitators, bag houses, selective catalytic reduction systems and various types of scrubbers. The companies that provide these systems are well established and their combustion and emissions control technologies are based on mature, well-understood technologies that are proven in the market. We believe the further development of their technologies, however, will be limited largely to marginal performance improvements. As a consequence of this relatively slow pace of adopting innovation, we believe current technology offerings from the large competitors have become largely commoditized, and differentiation between suppliers is very often based on price. This provides both an opportunity and a barrier to more nimble, disruptive companies.

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

We believe, however, that our Duplex technology would be an attractive alternative to the products and solutions offered by companies with which we seek to compete. In particular, we believe that our Duplex technology could offer a unique cost-effective means to reduce many pollutants at the source while improving operational efficiency. We believe our Duplex technology could be capable of reducing the requirement for costly legacy equipment, offering customers the prospect of a positive return on their investment in the form of enhanced efficiency and productivity while reducing emissions to the levels of existing air pollution control technologies. In particular, we believe our Duplex technology could offer the following advantages when compared with the next best alternatives.

Emissions Reduction from Combustion Sources. Current technology reduces emissions by using mechanical mixing aids such as swirlers, staging combustion in two or more zones, or treating emissions such as NOX after the fact using selective catalytic reduction. In contrast, we believe our Duplex technology can:

•	enhance mixing with none of the additional pressure drop or power requirements that swirlers demand; and

•	reduce NOX without reducing turndown or narrowing the burner operating window as staged combustion does or requiring expensive post combustion treatments with chemical additives such as catalytic reduction requires.

Improving flame shape. The main goal of virtually all process combustion is to transfer heat to raise steam or enable a chemical reaction, and to do so as efficiently as possible. Conventional technology uses buoyancy (the natural tendency for a flame and heat to rise opposite to the force of gravity) and momentum (fuel mixed with air and forced through a nozzle, as in a torch) as the only tools to shape flames. Unfortunately, momentum effects die out over distance from their source and buoyancy always operates counter to the gravitational field. Moreover, momentum and buoyancy effects often drive wayward flames into process tubes where they cause overheating and potential failure. In contrast, we believe that our technology eliminates flame impingement by shortening the combustion flame.

Enhancing heat-transfer and process efficiency. The main objective of industrial combustion in furnaces and boilers is to transfer heat to a process fluid. Conventional combustion techniques do their best to optimize flame shape to achieve this end, but we believe conventional combustion techniques have no additional means for enhancing heat transfer. In contrast, we believe that our technology could enhance heat transfer to the process tube with radiation from the solid Duplex tile, which is a more effective radiator than a conventional flame.

Compared to the products and solutions of companies with which we seek to compete, we believe our technology could provide our potential customers with a lower total cost of ownership, offering the prospect of a positive economic return on investment to systems operators due to a reduction in their capital and operating expenses, and an increase in energy efficiency.

Because our technology is not yet widely used, we do not currently represent a significant competitive presence in our industry.

Research and Development Program

Our research and development program includes pilot-scale research and participating customer site demonstrations. The experience and industry contacts of our management, board of directors, and consultants with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research program. These are supported by field development agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions. Our research and development activities make use of employees and consultants that are experts in the areas of industrial combustion, statistical experimental design, gas turbines, fluid mechanics, physics of particles and ions, and electric fields. We spent $4,712,000 and $4,831,000 on research and development for the years ended December 31, 2017 and 2016, respectively.

We have tested our Duplex and ECC technologies in our laboratory at capacities representative of industrial equipment. We have installed our Duplex technology on a retrofit basis in numerous field test sites, including our Duplex Plug & Play product. Our research and development activities include the following: (1) scale up to commercially relevant sizes, (2) site demonstration at full scale, (3) complete first installation, (4) complete further installations to refine the product, its installation, and its reliability, and (5) enhance our intellectual property portfolio.

Intellectual Property Protection

We are pursuing an aggressive intellectual property strategy including:

•	Aggressive invention and ideation. Thus far we have identified numerous specific inventions that we believe to be novel and patentable. We are pursuing a proven ideation process to enhance and continue these discoveries.

•	Development of a strong patent portfolio. We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2017, we have filed approximately 69 pending patent applications with the U.S. Patent and Trademark Office (USPTO) along with a number of applications with foreign regulatory bodies related to our Duplex and ECC technologies, which remain pending. We have been granted 7 U.S. patents related to our Duplex technology and 35 U.S. patents related to our ECC technology along with patents in other foreign jurisdictions. We cannot predict when our patent applications may result in issued patents, if at all. Further, we may modify a patent application in the future as we develop additional information. As a result, we may create additional patent applications from an existing application, consolidate existing patent applications, abandon applications, or otherwise modify applications based upon our judgment in order to protect our intellectual property in a reasonably cost beneficial manner.

Government Regulation

Government approval is not required in order for us to sell the principal products or services that we are developing. Government regulation, particularly environmental regulation, however, is likely to play an important role in shaping our product mix and offerings. Our Duplex technology includes enhancement of the combustion process and reduction of certain emissions at a lower cost than current air pollution control devices. Field implementation of our technologies requires permits from various local, state and federal agencies that regulate mechanical and electrical infrastructure and fire and air pollution control.

We believe that we offer major advances in emissions and efficiency reductions. We also believe emissions regulations could enhance market demand for technology if such regulations require a reduction in criteria pollutants such as NOX, SOX, and CO, or others such as CO2, or mercury. In such cases, possible legislation on greenhouse gases, boiler MACT rules, or general reductions in required criteria pollutant levels could serve our business objectives. Although the timing of such regulations is uncertain, the general trend over the last decades continues to be government-mandated reduction for all criteria pollutants and the addition of new emissions to those regulated. Ultimately, it may be possible for our technology to achieve EPA BACT (Best Available Control Technology) designation. Although field development testing of our Duplex technology is ongoing, in September 2017 the South Coast Air Quality Management District governing the greater Los Angeles area approved a cooperative funding effort to work with a local refiner to implement a Duplex demonstration project in their regulatory area. The project scope, overall budget and detailed requirements are currently being finalized. We believe the availability of our technology, by itself, could accelerate the government’s willingness to adopt more stringent environmental regulations. Further, efficiency improvements include enhanced mixing, lower excess air requirements, and improved heat transfer to the process. We believe such efficiency improvements could generate market demand regardless of the existing regulatory framework because they could result in savings to businesses that adopt our technology.

Although the current U.S. administration has indicated that it plans to pursue the reduction of environmental regulations in order to promote economic activity and to eliminate or reduce perceived needless environmental regulations, the statements and actions to date have primarily referenced elimination of regulations associated with greenhouse gas emissions, an area with secondary benefit to our technologies, and the approval of oil pipelines, a step that may benefit our business and that of our customers in the energy sector. At this time, we are not aware of any current or proposed federal, state or local environmental compliance regulations that would have a material detrimental effect on our business objectives. We do not anticipate any major expenditures to be required in order for our technology to comply with any environmental protection statutes.

Employees

As of March 27, 2018, we had 17 full-time employees and 1 part-time employee. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of December 31, 2017, we had a total accumulated deficit of approximately $50.0 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and our continued efforts to form relationships with strategic partners. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue our research and development efforts or commercialization efforts and our business may fail.

Our business is capital-intensive, and requires capital investments in order for it to develop. Our cash on hand will likely not be sufficient to meet all of our future needs and we will likely require substantial additional funds in excess of our current financial resources for research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Until our technology generates revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities, but we may not be able to obtain financing in amounts sufficient to fund our business plans. Furthermore, if our target customers are slow to adopt our technology, we may require additional investment capital in order to continue our operations. If we cannot obtain additional funding when and as needed, our business might fail.

Market acceptance of our technology and business is difficult to predict. If our technology does not achieve market acceptance, our business could fail.

We are continuing to develop our technology, which is being tested in the field by various customers and markets. If we are unable to effectively develop and timely promote our technology, gain recognition in our market segments, and develop a critical level of successful sales and product installations, we may not be able to successfully achieve sales revenue and our results of operations and financial condition would then suffer. Our ability to achieve future revenue will depend significantly upon achieving a critical mass of market awareness and sales to potential customers of our products. While we plan to achieve this awareness over time, there can be no assurance that awareness of our company and technology will develop in a manner or pace that is necessary for us to achieve profitability in the near term.

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

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including without limitation unanticipated technical or other problems, our ability to scale our technology to large industrial applications, conditions in the field during installation and the possible insufficiency of funds for completing development of these products. Technical problems, including those specific to customer site implementation, may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, research and development of our technology for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

Changes to environmental regulations could make our technology less desirable.

The negative environmental impacts of industrial activity have given rise to significant environmental regulation in industrialized countries. These regulations are important incentives in the adoption of technologies like ours. To the extent that environmental regulations in the United States and in other industrialized countries are modified in the future, or even relaxed, our technology may not produce the results required, or may even be unnecessary, to comply with the modified regulations. For example, although the current U.S. administration has indicated that it plans to pursue the reduction of environmental regulations in order to promote economic activity and to eliminate or reduce perceived needless environmental regulations, the administration’s statements to date have primarily referenced elimination of regulations associated with greenhouse gas emissions, an area unrelated to our technologies, and the approval of oil pipelines, a step that may benefit our business. However, if the Environmental Protection Agency relaxes the clean air regulations our technologies are designed to address, our business and results of operations could be materially adversely affected.

We may fail to adequately protect our proprietary technology, which would allow our competitors to take advantage of our research and development efforts.

 Our long-term success largely depends on our ability to market our technology. We rely on a combination of patents, trade secrets and other intellectual property laws, confidentiality and security procedures and contractual provisions to establish and protect our proprietary rights in our technology, products and processes. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary technologies. Our pending or future patent applications may not result in issued patents. In addition, any patents issued to us in the future may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or from third parties infringing such patents or misappropriating our trade secrets or provide us with any competitive advantage. In addition, effective patent and other intellectual property protection may be unenforceable or limited in foreign countries. If a third party initiates litigation regarding the validity of our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with strategic customers and partners. It is possible that these agreements may not be sufficient or that these individuals or companies may breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs and damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

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

The market for alternative environmental products is characterized by significant and rapid technological change and innovation. Although we intend to employ our technological capabilities to create innovative products and solutions that are practical and competitive in today’s marketplace, future research and discoveries by others may make our products and solutions less attractive or even obsolete compared to other alternatives that may emerge.

Our technology and its industrial applications have not yet been safety tested.

There is inherent danger in dealing with the combustion process. There is additional danger in modifying this process in ways that are new and, as yet, untested on a commercial scale. Although we have not yet encountered any areas of risk in the development or testing of our products beyond those already inherent in the combustion process or those particular to an industrial site, we may be exposed to liabilities should an industrial accident occur during development, testing, or operation in our laboratory or during field implementation of our technology.

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

The combustion industry is characterized by intense competition. Many of our potential competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. Although at this time we do not believe that any of our potential competitors has technology similar to ours, if and when we complete the commercialization of products based on our technology, potential competitors may respond by developing and producing similar products. Many firms in the combustion industry have made and continue to make substantial investments in improving their technologies and manufacturing processes. In addition, they may be able to price their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult for us to compete successfully in the combustion market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Of particular note, the loss of services of Stephen E. Pirnat, Chief Executive Officer and President, or Dr. Donald W. Kendrick, Chief Technology Officer could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled executives and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Risks Related to Owning Our Securities

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (CLIR: NASDAQ) has traded as low as $1.75 per share and as high as $11.75 per share based upon daily closing prices, and day-to-day trading has been volatile at times. Further, in conjunction with a shareholder rights offering we completed on January 25, 2017, we sold warrants (CLIRW: NASDAQ), the day-to-day trading of which has also been volatile to date. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our securities.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect our common stock or other securities.

We are authorized to issue 2,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stock holders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the company, to the detriment of our shareholders. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business and results of operations.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to continue to develop our products, to market our products, to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend.

We have a significant number of options and warrants outstanding and we may issue additional options in the future to employees, officers, directors, independent contractors and agents. Sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2017, we had outstanding options and warrants for the purchase of 993,860 and 2,495,784 shares of common stock, respectively. Under the ClearSign Combustion Corporation 2011 Equity Incentive Plan and the ClearSign Combustion Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares or options to employees, officers, directors, independent contractors and agents. Furthermore, as of December 31, 2017, we have reserved an additional 290,815 shares of common stock for such awards and the Plans provide that this number may increase quarterly by a collective amount of up to 11% of the number of shares issued by us each quarter. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $1,239,000 in 2017. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a smaller reporting company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

18

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

In addition, Chapter 23B.19 of the Washington Revised Code generally limits our ability to engage in any business combination with a person who beneficially owns 10% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of five years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock or other securities.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal office is located at 12870 Interurban Avenue South, Seattle, Washington with a satellite office located in Tulsa, Oklahoma. At our principal office in Seattle, we currently lease approximately 9,425 square feet of office and laboratory space, which is suitable and adequate for our current operations, under a triple net lease which expires in March 2020. Monthly minimum rent is $12,268. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that began in September 2016 and will expire in August 2019. The monthly minimum rent for our Tulsa location is $2,147.

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

19

	2017		2016
	High	Low	High	Low
First quarter	$4.55	$3.05	$4.90	$2.98
Second quarter	$4.25	$3.30	$5.28	$3.75
Third quarter	$4.00	$2.90	$6.09	$4.14
Fourth quarter	$4.45	$2.08	$6.08	$3.40

On January 25, 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at a purchase price of $4.00 per unit pursuant to which we issued 2,395,471 shares of common stock together with warrants for the purchase of 2,395,471 shares of common stock. The warrants allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, expire on January 25, 2019, and are publicly traded on the NASDAQ Capital Market under the symbol “CLIRW”.

On February 27, 2018, the Company completed a public offering of common stock at $2.25 per share whereby 5,750,000 shares were issued. Gross proceeds from the offering totaled $12.9 million and net cash proceeds approximated $11.9 million.

According to our transfer agent, as of March 27, 2018 we had approximately 139 shareholders of record and 7 warrant holders of record. These numbers do not include an indeterminate number of holders whose shares or warrants are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Issuances of Unregistered Securities

On December 31, 2017, we issued 2,500 shares of common stock, having a per share value of $3.50, the closing price of our common stock on August 3, 2017, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended December 31, 2017. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder).

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors”.

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our Duplex technology is currently in field development and we continue to conduct laboratory research with our ECC technology. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $50,011,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from the stock offering completed on February 27, 2018 as described in Note 13 to our financial statements. Including the most recent stock offering, since inception we have raised approximately $60.3 million in gross proceeds through the sale of our equity securities.

In order to generate meaningful revenues, our technologies must be fully developed and gain market recognition and acceptance and we must develop a critical level of successful sales and product installations. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that we will be successful in achieving our long-term plans, or that such plans, if consummated, will result in profitable operations or enable us to continue in the long-term as a going concern.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 17 full-time employees and 1 part-time employee. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We also expect to incur consulting expenses related to technology development, when using third party expertise and resources is more cost effective than maintaining full time resources, commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

The amount that we spend for any specific purpose may vary significantly, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our sales and marketing strategies.

Research, development, and commercial acceptance of new technologies are, by their nature, unpredictable. Although we undertake development and commercialization efforts with reasonable diligence, there can be no assurance that the net proceeds from our securities offerings will be sufficient to enable us to develop our technology to the extent needed to create future sales to sustain operations.  If the net proceeds from these offerings are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on equity offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

We cannot assure that our technologies will be accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts or to otherwise severely curtail, or even to cease, our operations.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our audited consolidated financial statements for a more complete description of our significant accounting policies.

Revenue Recognition and Cost of Goods Sold. Effective January 1, 2017, the Company retroactively adopted ASU No. 2014-09 which has as its core principle that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The Company reviews each contract to identify contract rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations. Revenues and costs of sales are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s customer contracts include performance obligations related to emission levels or other metrics that are measured at project completion. Since this is the singular performance obligation and cannot be achieved until the air emissions and operational performance have been successfully tested, revenue related to the contracts is recognized upon project completion.

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

Stock-Based Compensation. The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company has lease assets as defined in Note 2 and disclosed in Note 3 to the financial statements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Revenue, Cost of Goods Sold, and Gross Profit. The Company reported annual revenue of $540,000 in 2017 earned from the completion of three enclosed ground flares and recognized gross profit for the year of $160,000. The Company reported revenue of $621,000 and a gross profit of $136,000 in 2016. We anticipate gross margins will normalize in the range of 50%, assuming an increase in volume of sales.

Operating Expenses. Operating expenses decreased by $1,469,000 to $9,872,000 in 2017 compared to $11,341,000 in operating expenses in 2016, a decrease of approximately 13%. The Company decreased its research and development (R&D) expenses by $119,000 to $4,712,000 for 2017 compared to $4,831,000 for 2016. R&D expenses decreased due primarily to a $199,000 decrease both in field testing costs related to the evaluation of our Duplex technology and laboratory related costs, all of which totaled $1,748,000 in 2017 as compared to $1,947,000 in 2016. The field testing decrease was offset in part by a small increase in general R&D costs. General & Administrative (G&A) expenses decreased by $1,350,000 to $5,160,000 for 2017 compared to $6,510,000 for 2016. This decrease resulted primarily from decreased impairment losses of $1,971,000 on capitalized patents pending, offset by increases to consulting costs of $272,000, one-time costs of $265,000 in 2017 from our withdrawn registration statement on Form S-1 and an increase of $111,000 to depreciation and amortization costs.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during 2017 by $1,493,000 to $9,712,000, compared to $11,205,000 in 2016, a decrease of approximately 13%.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for 2017 was $9,680,000 as compared to a net loss of $11,173,000 for 2016, resulting in a $1,493,000 decrease in the net loss or approximately 13%.

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalent balance totaled $1,247,000 compared to $1,259,000 at December 31, 2016. Although we are pursuing sales and co-development agreements, there is no assurance that we will be successful in entering into any such agreements or, if we do enter into such agreements, that they will provide adequate funds to support our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. As detailed in Note 13 to our audited consolidated financial statements, on February 27, 2018 the Company completed a stock offering of 5,750,000 shares at a price of $2.25 per share. We received net proceeds of approximately $11.9 million from the offering which we believe will be adequate to support our operations for at least the next 12 months from the date of filing our Form 10-K for the year ended December 31, 2017. From inception, the Company’s operations have been funded primarily through the sale of its common stock. In order to continue business operations beyond twelve months, the Company currently anticipates that it will need to raise additional capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows the Company to offer common stock, preferred stock, warrants or units from time to time as market conditions permit.

At December 31, 2017, our current assets were in excess of current liabilities resulting in working capital of $263,000 compared to $208,000 at December 31, 2016. The increase in working capital resulted primarily from $184,000 in increases for contract assets related to jobs in progress in 2017 and a decrease of $62,000 in accrued compensation, offset by a $169,000 decrease in prepaid expenses and other assets.

Operating activities for 2017 resulted in cash outflows of $8,258,000 which were due primarily to the loss for the period of $9,680,000, offset by share based compensation from the Company’s employee and consultant equity plans of $369,000, services and compensation paid with common stock of $342,000, and depreciation and amortization expense of $288,000. Operating activities for 2016 resulted in cash outflows of $8,672,000 which were due primarily to the loss for the period of $11,173,000, offset by share-based compensation from the Company’s employee and consultant equity plans of $645,000, abandonment of capitalized pending patents of $1,971,000, services and compensation paid with common stock of $194,000, and depreciation and amortization expense of $208,000.

Investing activities for 2017 and 2016 resulted in cash outflows of $421,000 and $1,054,000, respectively. Development of capitalized patents and other intangible assets for 2017 and 2016 resulted in cash outflows of $327,000 and $917,000, respectively. Acquisition of fixed assets for 2017 and 2016, primarily research and development equipment, resulted in cash outflows of $94,000 and $137,000, respectively.

Financing activities for 2017 resulted in $8,667,000 of cash inflows from the rights offering and sale of units we completed on January 25, 2017, which provided gross proceeds of $9.6 million and net cash proceeds of $8.7 million. There were no financing activities in 2016.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearSign Combustion Corporation and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Combustion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Combustion Corporation and subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Liquidity

As more fully discussed in Note 1 to the consolidated financial statements, the Company is subject to the risks and uncertainties associated with a new business and has incurred significant losses from operations since inception. The Company’s continued operations are dependent upon its ability to raise additional funds through equity or debt financing. There can be no assurances that the Company will be successful in achieving its long-term plans, as described in Note 1.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2011

Santa Monica, California

March 27, 2018

ClearSign Combustion Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,247,000	$1,259,000
Accounts receivable	-	103,000
Contract assets	184,000	-
Prepaid expenses and other assets	366,000	535,000
Total current assets	1,797,000	1,897,000

Fixed assets, net	498,000	644,000
Patents and other intangible assets, net	1,856,000	1,735,000
Other assets	10,000	10,000

Total Assets	$4,161,000	$4,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$768,000	$755,000
Current portion of lease liabilities	159,000	150,000
Accrued compensation and taxes	607,000	669,000
Contract liabilities	-	115,000
Total current liabilities	1,534,000	1,689,000

Long Term Liabilities:
Long term lease liabilities	195,000	353,000
Total liabilities	1,729,000	2,042,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 15,608,853 and 12,983,938 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,000	1,000
Additional paid-in capital	52,441,000	42,574,000
Accumulated deficit	(50,011,000)	(40,331,000)
Total stockholders' equity	2,432,000	2,244,000

Total Liabilities and Stockholders' Equity	$4,161,000	$4,286,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016

Sales	$540,000	$621,000
Cost of goods sold	380,000	485,000

Gross profit	160,000	136,000

Operating expenses:
Research and development	4,712,000	4,831,000
General and administrative	5,160,000	6,510,000

Total operating expenses	9,872,000	11,341,000

Loss from operations	(9,712,000)	(11,205,000)

Other income:
Interest income	32,000	32,000

Net loss	$(9,680,000)	$(11,173,000)

Net loss per share - basic and fully diluted	$(0.63)	$(0.86)

Weighted average number of shares outstanding - basic and fully diluted	15,421,095	12,928,715

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at January 1, 2016	12,868,943	$1,000	$41,735,000	$(29,158,000)	$12,578,000
Shares issued for services ($3.40 per share)	44,112	-	150,000	-	150,000
Shares issued for services ($3.96 per share)	5,000	-	20,000	-	20,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued upon exercise of warrants ($2.20 per share)	60,883	-	-	-	-
Share based compensation	-	-	645,000	-	645,000
Net loss	-	-	-	(11,173,000)	(11,173,000)

Balances at December 31, 2016	12,983,938	1,000	42,574,000	(40,331,000)	2,244,000
Shares issued in rights offering ($3.03 per share)	2,395,471	1,000	7,257,000	-	7,258,000
Warrants issued in rights offering ($0.97 per warrant)	-	-	2,324,000	-	2,324,000
Issuance costs of rights offering	-	-	(915,000)	-	(915,000)
Shares issued in payment of accrued compensation ($3.60 per share)	136,110	-	490,000	-	490,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued for services ($3.50 per share)	5,000	-	18,000	-	18,000
Shares issued for 2017 board services ($3.60 per share)	83,334	-	300,000	-	300,000
Share based compensation	-	-	369,000	-	369,000
Net loss	-	-	-	(9,680,000)	(9,680,000)

Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,680,000)	$(11,173,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	342,000	194,000
Share based payments	369,000	645,000
Depreciation and amortization	297,000	208,000
Abandonment and impairment of capitalized patents pending	-	1,971,000
Deferred Rent	-	(17,000)
Change in operating assets and liabilities:
Contract assets	(184,000)	-
Accounts receivable	103,000	(103,000)
Prepaid expenses and other assets	169,000	(332,000)
Accounts payable and accrued liabilities	13,000	260,000
Accrued compensation and taxes	428,000	(440,000)
Contract liabilities	(115,000)	115,000
Net cash used in operating activities	(8,258,000)	(8,672,000)

Cash flows from investing activities:
Acquisition of fixed assets	(94,000)	(137,000)
Disbursements for patents and other intangible assets	(327,000)	(917,000)
Net cash used in investing activities	(421,000)	(1,054,000)

Cash flows from financing activities:
Proceeds from issuance of units of common stock and warrants for cash,
net of offering costs	8,667,000	-
Net cash provided by financing activities	8,667,000	-

Net decrease in cash and cash equivalents	(12,000)	(9,726,000)
Cash and cash equivalents, beginning of year	1,259,000	10,985,000
Cash and cash equivalents, end of year	$1,247,000	$1,259,000

Supplemental disclosure of non-cash operating and financing activities:

During the year ended December 31, 2017, the Company issued 136,110 shares of common stock to its officers in satisfaction of $490,000 of accrued compensation at December 31, 2016.

During the year ended December 31, 2016, the Company issued 60,883 shares of common stock through net settlement cashless exercise of warrants to purchase 118,959 shares at $2.20 per share when the closing prices on the date of exercises were a weighted average of $4.51 per share.

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control or ECC technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia, Limited, in Hong Kong. As of December 31, 2017, the subsidiary was still in the process of formation and had not yet commenced any business activities.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including the $11.9 million in proceeds net of offering costs from the stock offering completed on February 27, 2018 as described in Note 13. The Company has incurred losses since its inception totaling $50,011,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ClearSign and its subsidiary.

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

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue. The Company has recognized revenue of $540,000 and $621,000 in 2017 and 2016 respectively.

The Company's contracts with customers contain no variable considerations or incentives or discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price at achievement of the performance objectives was used in satisfying the review requirements of ASU No. 2014-09.

Contract acquisition costs and practical expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, practical expedients and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned. The Company records those costs within general and administrative expenses.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2017 and 2016, potentially dilutive shares outstanding amounted to 3,489,644 and 1,328,128, respectively.

In connection with the January 2017 rights offering (see Note 8), the company evaluated the financial impact of FASB ASC 260, “Earnings per Share,” which states, among other things, that if a rights issue is offered to all existing stockholders at an exercise price tht is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. The Company determined that the application of this specific provision of ASC 260 was immaterial to previously issued financial statements and therefore, did not retroactively adjust previously reported weighted average shares outstanding and basic and diluted earnings per share.

Recently Issued Accounting Pronouncements

In May, 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period. The Company currently does not have any modifications to existing stock compensation agreements and will be able to calculate the impact of the ASU once modifications arise.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Emerging Growth Company

The Company was an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company’s status as an emerging growth company expired December 31, 2017.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	December 31,	December 31,
	2017	2016

Machinery and equipment	$801,000	$662,000
Office furniture and equipment	167,000	141,000
Leasehold improvements	147,000	134,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,135,000)	(894,000)
	498,000	561,000
Construction in progress	-	83,000
	$498,000	$644,000

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

Lease costs for the years ended December 31, 2017 and 2016 and other quantitative disclosures are as follows:

	For the twelve months ended December 31,
	2017	2016
Lease cost:
Operating lease cost	$214,000	$186,000
Short-term lease cost	47,000	21,000
Total lease cost	$261,000	$207,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$172,000

Right-of-use assets obtained in exchange for new operating lease liabilities
For operating lease:
Weighted average remaining lease term (in years)		2.18
Weighted average discount rate		5.00%

Minimum future payments under the Company’s leases at December 31, 2017 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2018	$159,000	$173,000
2019	158,000	164,000
2020	37,000	37,000
Total	$354,000	$374,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,	December 31,
	2017	2016
Patents
Patents pending	$1,167,000	$1,040,000
Issued patents	930,000	747,000
	2,097,000	1,787,000
Trademarks
Trademarks pending	41,000	23,000
Registered trademarks	23,000	23,000
	64,000	46,000
Other	8,000	8,000
	2,169,000	1,841,000
Accumulated amortization	(313,000)	(106,000)
	$1,856,000	$1,735,000

Future amortization expense associated with awarded patents and registered trademarks as of December 31, 2017 is estimated as follows:

2018	$229,000
2019	208,000
2020	122,000
2021	46,000
2022	16,000
Thereafter	19,000
$640,000

Note 5 – Sales, Billings, and Costs on Uncompleted Contracts

In 2016, the Company entered into a multi-flare contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flares. This contract is valued at approximately $900,000 and includes certain performance obligations related to emission levels. As such, each flare retrofit is considered a separate transaction where revenues are recognized upon delivery of the unit and satisfaction of the performance obligation. In the three months ended March 31, 2017, revenue totaling $360,000 was recognized with the completion of the contractual obligations. One additional unit with a contract value totaling $180,000 was completed during the fourth quarter of 2017. The Company also has contracts with three oil producing companies for the installation of its Duplex technology with a total value of approximately $336,000. To date, all of the Company’s sales have been Duplex products sold in the United States. At December 31, 2017, the Company had contract assets of $184,000 and contract liabilities of $0.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of December 31, 2017 and 2016 is as follows:

	2017	2016
Warranty liability, beginning of year	$213,000	$-
Accruals	69,000	283,000
Payments	(114,000)	(70,000)
Adjustments and other	13,000
Warranty liability, end of year	$181,000	$213,000

Note 7 – Income Taxes

Through December 31, 2017, the Company incurred net operating losses for federal tax purposes of approximately $47,000,000. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2037. The availability of the Company's net operating loss carry forwards is subject to limitation if there is a change in the ownership of the Company's stock of 50% or more.

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2017	2016
Expected tax benefit at 34%	$(3,291,000)	$(3,799,000)
Tax Reform	6,210,000
Change in valuation allowance	(3,070,000)	3,590,000
Other	151,000	209,000
Provision for income taxes	$-	$-

The net deferred tax asset at December 31, 2017 and 2016 was $10,020,000 and $13,090,000, respectively. In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2017 and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. Significant components of the deferred tax assets (liabilities), are approximately as follows:

F-13

	2017	2016
Net operating loss carry forwards	$9,860,000	$13,100,000
Accrued liabilities	210,000	250,000
Stock compensation	(90,000)	(260,000)
Depreciation	60,000	20,000
Prepaid expenses	(20,000)	(30,000)
Other	-	10,000
Deferred tax assets, net	10,020,000	13,090,000
Valuation allowance	(10,020,000)	(13,090,000)
Net deferred tax asset	$-	$-

Although the Company is not under examination, the tax years for 2014 and forward are subject to examination by United States tax authorities.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, there were no accrued interest or penalties related to uncertain tax positions.

On December 22. 2017. The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation.

The key impact of the Tax Act on the Company’s financial statements for the year ended December 31, 2017, was the re-measurement of deferred tax balances to the new corporate tax rate. In order to calculate the effects of the new corporate tax rate on the Company’s deferred tax balances, ASC 740 “Income Taxes” (“ASC 740’) required the re-measurement of the Company’s deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The re-measurement of the Company’s deferred tax balances resulted in a net reduction in deferred tax assets of $6.2 million offset with a corresponding adjustment to the valuation allowance.

Note 8 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In February 2018, the Company completed an offering of common stock as described in Note 13 whereby 5,750,000 shares of common stock at a price of $2.25 per share were issued and sold for net cash proceeds of approximately $11.9 million.

In January 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at a purchase price of $4.00 per unit pursuant to which the Company issued 2,395,471 shares of common stock together with warrants for the purchase of 2,395,471 shares of common stock. The warrants allow each holder to purchase one share of common stock at an exercise price of $4.00 per share, are non-callable, expire on January 25, 2019, and are publicly traded on the NASDAQ Capital Market under the symbol “CLIRW”. Gross proceeds from the offering totaled $9.6 million and net cash proceeds approximated $8.7 million. Expenses of the offering approximated $915,000, including dealer-manager and placement agent fees of $575,000 paid to MDB Capital Group LLC (MDB) and MDB’s legal fees of $60,000. The net cash proceeds were allocated to the relative fair values of the common stock and warrants on the date of issuance resulting in an allocation of $3.03 per share to the common stock and $0.97 per share to the warrants. In calculating the fair value of the warrants using the Black-Scholes model, the following assumptions were utilized:

Expected life (in years)	2
Volatility	68%
Risk-free interest rate	1.23%
Expected dividend rate	-

Equity Incentive Plan

The ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of December 31, 2017, the number of shares reserved for issuance under the Plan totaled 1,662,530 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. Activity under the Plan is as follows:

	2017	2016
Reserved but unissued shares under the Plan, beginning of year	266,884	455,372
Increases in the number of authorized shares under the Plan	255,261	15,039
Grants of stock options	(127,000)	(171,900)
Stock option forfeitures	15,955	12,485
Exercise of stock options	-	-
Stock grants	(219,444)	(44,112)
Reserved but unissued shares under the Plan, end of year	191,656	266,884

Stock Options

In 2017, the Company granted from the Plan to certain employees stock options for the purchase of 127,000 shares of stock. The stock options have exercise prices based on the grant date fair values ranging from $3.10 to $3.80 per share with a weighted average of $3.69 per share, a contractual life of 10 years, and vesting over one to four years. As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility was determined through the Company’s historical stock price volatility. The Company estimated the forfeiture rate at the time of grant and will revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25 years
Weighted average volatility	69%
Forfeiture rate	14%
Weighted average risk-free interest rate	1.94%
Expected dividend rate	0%

The fair value of stock options granted, estimated on the date of grant using the Black-Scholes option valuation model, was $233,000. The recognized compensation expense associated with these grants in 2017 was $59,000.

A summary of the Company’s stock option activity and related information is as follows:

	2017			2016
	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	882,815	$4.98	7.51	723,400	$5.18	8.10
Granted	127,000	$3.69	9.48	171,900	$4.22	9.26
Exercised	-	-	-	-	-	-
Forfeited/Expired/Exchanged	(15,955)	$5.15	-	(12,485)	$6.17	-
Outstanding at December 31	993,860	$4.81	6.94	882,815	$4.98	7.51
Exercisable at December 31	754,989	$4.98	6.32	547,532	$4.91	6.85

A summary of the status of the Company’s non-vested stock options at December 31 and changes during the year is as follows:

	2017		2016
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value

Non-vested stock options at January 1	335,283	$5.09	466,009	$5.79
Granted	127,000	$3.69	171,900	$4.22
Vested	(207,457)	$5.16	(290,141)	$5.67
Exercised	-	-	-	-
Forfeited/Expired/Exchanged	(15,955)	$5.15	(12,485)	$6.17
Non-vested stock options at December 31	238,871	$4.27	335,283	$5.09

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2017 is $207,000. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2017, there was $436,000 of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan. That cost is expected to be recognized in future years as follows:

2018	$211,000
2019	144,000
2020	69,000
2021	12,000
$436,000

The recognized compensation cost associated with the Plan is as follows:

	2017	2016
Research and development	$119,000	$112,000
General and administrative	250,000	513,000
Effect on net loss	$369,000	$625,000
Effect on net loss per share	$0.02	$0.05

Stock Grants

In February 2017, the Company granted 136,110 shares of common stock under the Plan to its six officers as payment for bonuses that were accrued at December 31, 2016. The per share fair value of the stock at the time of grant was $3.60 for a total value of $490,000 which the Company had recognized as bonuses in 2016. The common stock was subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018.

In February 2017, the Company issued 83,334 shares of common stock under the Plan to its three independent directors for 2017 compensation in accordance with agreements entered into with each director. The common stock was subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 upon the termination of the individual’s services as a director or other circumstances as set forth in the award agreements. The fair value of the stock at the time of grant was $3.60 per share for a total value of $300,000, which the Company recognized in general and administrative expense in 2017.

In 2016, the Company granted 44,112 shares of common stock under the Plan to its three independent directors in accordance with agreements for board service. The fair value of the stock at the time of grant was $3.40 per share for a total value of $150,000, which the Company recognized in general and administrative expense in 2016.

Consultant Stock Plan

The 2013 Consultant Stock Plan (the Consultant Plan) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on December 31, 2017 totaled 99,159 shares. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Company granted 10,000 shares of common stock in each of 2017 and 2016 under the Consultant Stock Plan to a consultant for services for each of the twelve months ended May 31, 2018 and 2017 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.50 and $4.85 per share for a total value of $35,000 and $49,000, which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for 2017 and 2016 was $42,000 and $44,000, respectively.

Activity under the Consultant Plan is as follows:

	2017	2016
Reserved but unissued shares under the Consultant Plan at January 1	83,633	92,130
Increases in the number of authorized shares under the Consultant Plan	25,526	1,503
Stock grants	(10,000)	(10,000)
Reserved but unissued shares under the Consultant Plan at Period End	99,159	83,633

Warrants

In conjunction with the January 2017 rights offering, the Company issued warrants for the purchase of 2,395,471 shares of common stock at $4.00 per share. The warrants expire on January 25, 2019.

A summary of the Company’s warrant activity and related information is as follows:

	2017		2016
	Warrants	Average Exercise Price	Warrants	Average Exercise Price
Outstanding at January 1	445,313	$4.65	564,272	$4.14
Granted	2,395,471	$4.00	-	-
Exercised	-	-	(118,959)	$2.20
Forfeited/Expired	(345,000)	$5.00	-	-
Outstanding at Period End	2,495,784	$3.98	445,313	$4.65

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2017:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	3.13
$4.00	2,395,471	$4.00	1.07
$10.00	20,313	$10.00	1.18
	2,495,784	$3.98

The intrinsic value of the outstanding warrants was $144,000 at December 31, 2017.

Note 9 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees whereby the Company matches employee contributions up to 3% of each employee’s 2017 and 2016 earnings. The Company’s matching contribution expense totaled $86,000 and $85,000 in 2017 and 2016, respectively.

Note 10 – Related Party Transactions

In connection with the January 2017 rights offering, the Company paid the dealer-manager and placement agent, MDB Capital Group, LLC, fees of $575,000 and legal fees and other costs of $60,000. MDB and its chief executive officer were significant owners of the Company’s common stock at the time of this offering.

Note 11 – Commitments and Contingencies

On February 3, 2015, the Company and its Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement (the Agreement) which was to terminate on December 31, 2017, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000, a grant of 300,000 stock options vesting in 2016 and 2017, an annual cash bonuses that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation, and all previously granted stock options would vest in full. On October 30, 2017, the term of the Agreement was extended through December 31, 2018.

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

Note 12 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2017 and 2016 are as follows:

	First	Second	Third	Fourth
For the year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenue	$360,000	$-	$-	$180,000
Gross Profit (Loss)	$109,000	$-	$(15,000)	$66,000
Operating Expense	$2,502,000	$2,251,000	$2,460,000	$2,659,000
Net Loss	$(2,379,000)	$(2,236,000)	$(2,472,000)	$(2,593,000)
Net Loss per share - basic and fully diluted	$(0.16)	$(0.17)	$(0.16)	$(0.17)

For the year ended December 31, 2016
Revenue	$-	$-	$260,000	$361,000
Gross Profit (Loss)	$-	$-	$213,000	$(77,000)
Operating Expense	$2,601,000	$2,442,000	$4,066,000	$2,232,000
Net Loss	$(2,589,000)	$(2,431,000)	$(3,846,000)	$(2,306,000)
Net Loss per share - basic and fully diluted	$(0.20)	$(0.19)	$(0.30)	$(0.17)

Note 13 – Subsequent Event

On February 27, 2018, the Company completed a public offering of common stock at $2.25 per share whereby 5,750,000 shares were issued. Gross proceeds from the offering totaled $12.9 million and net cash proceeds approximated $11.9 million. Expenses of the offering approximated $1,000,000, including underwriter compensation of $839,000 paid to National Securities Corporation and the payment of $75,000 for legal fees incurred by National Securities Corporation.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2017, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2017.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The table below provides information as of December 31, 2017 regarding the compensation plans (2011 Equity Incentive Plan and 2013 Consultant Stock Plan) under which equity securities of ClearSign are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	3,489,644	$4.22	191,656
Equity compensation plans not approved by security holders	-	-	-
	3,489,644	$4.22	191,656

The above table excludes stock grants of 477,014 and 43,250 shares under the 2011 Equity Incentive Plan and the 2013 Consultant Stock Plan, respectively.

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

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a) (1) Consolidated Financial Statements

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements included at Item 8. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

15(a) (2) Financial Statement Schedules

Not applicable.

15 (a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Table below. The Company has identified in the Exhibit Table each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)
3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)
3.2	Bylaws of ClearSign Combustion Corporation (1)
4.1	Form of Common Stock Certificate (5)
4.2	Warrant issued to Brean Capital LLC on March 5, 2014 (3)
4.3	Warrant Agent Agreement and Form of Warrant Certificate (7)
10.1	Office Lease Agreement (1)
10.2	Form of Confidentiality and Proprietary Rights Agreement (5)
10.3	ClearSign Combustion Corporation 2011 Equity Incentive Plan (1)
10.4	Form of Director and Officer Indemnification Agreement (1)+
10.5	Employment Agreement dated February 3, 2015 between the registrant and Stephen E. Pirnat (4)+
10.6	ClearSign Combustion Corporation 2013 Consultant Stock Plan (2)
10.7	First Amendment to Office Lease Agreement dated December 17, 2013 (3)
10.8	Dealer Manager and Placement Agent Agreement date December 7, 2016 (6)
10.9	Second Amendment to Office Lease Agreement dated September 29, 2016*
10.10	Separation Agreement and General Release dated May 11, 2017 between the registrant and James N. Harmon (8)+
10.11	Consulting Agreement dated May 11, 2017 between the registrant and James N. Harmon (8)
10.12	Confidential Separation Agreement and General Release dated September 7, 2017 between the registrant and Andrew U. Lee (9)+
10.13	Consulting Agreement dated September 7, 2017 between the registrant and Andrew U. Lee (9)
21	Subsidiaries of the Registrant*
23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

**Furnished herewith.

+Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2016.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2017.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION

Date: March 27, 2018	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

Date: March 27, 2018	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2018	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 27, 2018	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2018	/s/ Lon E. Bell
Lon E. Bell, Ph.D., Director

Date: March 27, 2018	/s/ Scott P. Isaacson
Scott P. Isaacson, Director

Date: March 27, 2018	/s/ Susanne L. Meline
Susanne L. Meline, Director

Date: March 27, 2018	/s/ Jeffrey L. Ott
Jeffrey L. Ott, Director

