Form 10-Q
period 2018-03-31
CLEARSIGN COMBUSTION CORP
filed 2018-05-10
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 10, 2018 the issuer has 21,361,353 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$11,202,000	$1,247,000
Accounts receivable	344,000	-
Contract assets	39,000	184,000
Prepaid expenses and other assets	487,000	366,000
Total current assets	12,072,000	1,797,000

Fixed assets, net	441,000	498,000
Patents and other intangible assets, net	1,903,000	1,856,000
Other assets	10,000	10,000

Total Assets	$14,426,000	$4,161,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,147,000	$768,000
Current portion of lease liabilities	161,000	159,000
Accrued compensation and taxes	828,000	607,000
Total current liabilities	2,136,000	1,534,000

Long Term Liabilities:
Long term lease liabilities	154,000	195,000
Total liabilities	2,290,000	1,729,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 21,361,353 and 15,608,853 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,000	2,000
Additional paid-in capital	64,423,000	52,441,000
Accumulated deficit	(52,289,000)	(50,011,000)
Total stockholders' equity	12,136,000	2,432,000

Total Liabilities and Stockholders' Equity	$14,426,000	$4,161,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Sales	$530,000	$360,000
Cost of goods sold	395,000	251,000

Gross profit	135,000	109,000

Operating expenses:
Research and development	1,134,000	1,174,000
General and administrative	1,279,000	1,328,000

Total operating expenses	2,413,000	2,502,000

Loss from operations	(2,278,000)	(2,393,000)

Other income:
Interest income	-	14,000

Net loss	$(2,278,000)	$(2,379,000)

Net loss per share - basic and fully diluted	$(0.13)	$(0.16)

Weighted average number of shares outstanding - basic and fully diluted	17,717,214	14,862,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

For the Three Months Ended March 31, 2018

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offering ($2.25 per share)	5,750,000	-	12,937,000	-	12,937,000
Issuance costs of rights offering	-	-	(1,014,000)	-	(1,014,000)
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Share Based Compensation			50,000		50,000
Net loss	-	-	-	(2,278,000)	(2,278,000)

Balances at March 31, 2018	21,361,353	$2,000	$64,423,000	$(52,289,000)	$12,136,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,278,000)	$(2,379,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	9,000	87,000
Share based compensation	50,000	143,000
Depreciation and amortization	79,000	68,000
Change in operating assets and liabilities:
Contract assets	145,000	-
Accounts receivable	(344,000)	(216,000)
Prepaid expenses and other assets	(121,000)	223,000
Accounts payable and accrued liabilities	379,000	(170,000)
Accrued compensation and taxes	221,000	49,000
Contract liabilities	-	(72,000)
Net cash used in operating activities	(1,860,000)	(2,267,000)

Cash flows from investing activities:
Acquisition of fixed assets	(2,000)	(28,000)
Disbursements for patents and other intangible assets	(106,000)	(105,000)
Net cash used in investing activities	(108,000)	(133,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and units of common stock and warrants for cash, net of offering costs	11,923,000	8,667,000

Net cash provided by financing activities	11,923,000	8,667,000

Net increase in cash and cash equivalents	9,955,000	6,267,000
Cash and cash equivalents, beginning of period	1,247,000	1,259,000
Cash and cash equivalents, end of period	$11,202,000	$7,526,000

Supplemental disclosure of non-cash operating activities:

During the three months ended March 31, 2017, the Company issued 136,110 shares of common stock to its officers in satisfaction of $490,000 of accrued compensation at December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control or ECC technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia, Limited, in Hong Kong. As of March 31, 2018, the subsidiary was still in the process of formation and had not yet commenced any business activities.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including the $11.9 million in proceeds, net of offering costs, from the stock offering completed on February 27, 2018 as described in Note 6. The Company has incurred losses since its inception totaling $52,289,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Clearsign and its subsidiary and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements.

In the opinion of management, these consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Revenue Recognition and Cost of Goods Sold

The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s contracts with customers have performance obligations regarding air emissions and operational performance that are satisfied upon completion of service. Since this is the singular performance obligation and cannot be achieved until the air emissions and operational performance have been successfully tested, revenue related to the contracts is recognized upon project completion.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue.

The Company's contracts with customers contain no variable considerations or incentives or discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price at achievement of the performance objectives was used in satisfying the review requirements of ASC 606.

Contract acquisition costs and practical expedients

For contracts that have a duration of less than one year, the Company follows practical expedients provisions of ASC 606 and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned and records those costs within general and administrative expenses.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of goods sold. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the consolidated balance sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company may establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. There was no allowance for doubtful accounts at March 31, 2018.

Fixed Assets

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842 Leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

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

As described in Note 3, the Company has recorded lease liabilities for the estimated present value of the lease payments under its lease agreements. The Company determined the interest rate based on an estimated incremental borrowing rate. The lease liabilities are classified within Level 3. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2018 and 2017, there were 3,465,168 and 3,713,994 potentially dilutive shares outstanding, respectively.

Recently Adopted Standards

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

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to current period financial statements.

Concentration of Credit Risk

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. In limited instances, the Company may require an upfront deposit. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information.

The Company had revenue from a major California oil producer for enclosed ground flares that accounted for 68% of revenue for the three months ended March 31, 2018, and 100% of revenue for the three months ended March 31, 2017. Another major California oil producer accounted for 24% of revenue for the three months ended March 31, 2018. The Company had an accounts receivable balance from a major California oil producer for enclosed ground flares that accounted for 63% of accounts receivable and another major California oil producer for OTSG project that accounted for 37% of accounts receivable at March 31, 2018.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2018	2017
	(unaudited)
Machinery and equipment	$802,000	$801,000
Office furniture and equipment	168,000	167,000
Leasehold improvements	147,000	147,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,194,000)	(1,135,000)
	441,000	498,000
Construction in progress	-	-
	$441,000	$498,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington through March 2020 with rent of $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma through August 2019 with monthly rent of $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate.

Lease costs for the three months ended March 31, 2018 and 2017 and other quantitative disclosures are as follows:

	For the three months ended March 31,
	2018	2017
Lease cost:
Operating lease cost	$53,000	$55,000
Short-term lease cost	-	-
Total lease cost	$53,000	$55,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$43,000

For operating lease:
Weighted average remaining lease term (in years)		1.94
Weighted average discount rate		5.00%

Minimum future payments under the Company’s leases at March 31, 2018 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2018	$120,000	$130,000
2019	158,000	164,000
2020	37,000	37,000
Total	$315,000	$331,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows

	March 31,	December 31,
	2018	2017
	(unaudited)
Patents
Patents pending	$1,234,000	$1,167,000
Issued patents	966,000	930,000
	2,200,000	2,097,000
Trademarks
Trademarks pending	44,000	41,000
Registered trademarks	23,000	23,000
	67,000	64,000
Other	8,000	8,000
	2,275,000	2,169,000
Accumulated amortization	(372,000)	(313,000)
	$1,903,000	$1,856,000

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2018 is estimated as follows:

2018	$177,000
2019	215,000
2020	129,000
2021	54,000
2022	23,000
Thereafter	19,000
$617,000

Note 5 – Sales, Billings, and Costs on Uncompleted Contracts

In the quarter ended March 31, 2018, the Company completed a multi-flare contract with a third party contractor to supply its Duplex technology to a major California oil producer to retrofit its enclosed wellhead ground flares. This contract was valued at approximately $900,000 and included certain performance obligations related to emission levels. As such, each flare retrofit was considered a separate transaction where revenues were recognized upon delivery of the unit and satisfaction of the performance obligation. In 2017, revenue totaling $540,000 was recognized with the completion of the contractual obligations. The remaining units with a contract value totaling $360,000 were completed and revenue was recognized during the three months ended March 31, 2018. The Company also recognized revenue of $128,000 upon completion of a once through steam generator (OTSG) project and revenue of $42,000 from a small project in the quarter ended March 31, 2018. At March 31, 2018, costs to date of $57,000 exceeded billings to date of $18,000 and are reflected on the balance sheet as contract assets. To date, all of the company’s sales have been Duplex products sold in the United States.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In February 2018, the Company completed an underwritten public offering of shares of common stock at a sales price of $2.25 per share (the Stock Offering) wherby 5,750,000 shares of common stock were issued. Gross proceeds from the Stock Offering totaled $12.9 million and net cash proceeds approximated $11.9 million.

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2018, the number of shares of common stock reserved for issuance under the Plan totaled 1,662,780. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. As a result, the number of shares reserved for issuance under the Plan at April 1, 2018 totaled 2,238,030 shares.

Outstanding stock option grants at March 31, 2018 and December 31, 2017 totaled 969,384 shares and 993,860 shares, respectively, with the right to purchase 769,233 shares and 754,989 shares being vested and exercisable at March 31, 2018 and December 31, 2017, respectively. The recognized compensation expense associated with these grants for the three months ended March 31, 2018 and 2017 totaled $50,000 and $143,000, respectively. At March 31, 2018 and April 1, 2018, the number of shares reserved under the Plan but unissued totaled 216,372 and 791,622, respectively. At March 31, 2018, there was $329,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

There were no stock options granted during the three months ended March 31, 2018.

Consultant Stock Plan

The Company has a 2013 Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2018 totaled 142,434 with 96,684 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.  In August 2017, the Company granted 10,000 shares of common stock under the Consultant Stock Plan to a consultant for services from June 2017 to May 2018 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.50 per share for a total value of $35,000 which the Company will recognize in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three months ended March 31, 2018 and 2017 was $9,000 and $12,000, respectively.

Warrants

The Company has the following warrants outstanding at March 31, 2018:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	2.88
$4.00	2,395,471	$4.00	0.82
$10.00	20,313	$10.00	0.93
	2,495,784	$3.98

Note 7 – Commitments

The Company and its Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement on February 3, 2015 that was amended on October 30, 2017(the Agreement) which terminates on December 31, 2018, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000, a grant of 300,000 stock options that vested in 2016 and 2017, an annual cash bonus that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of a change in control, Mr. Pirnat would receive one year’s compensation, and all previously granted stock options would vest in full.

The Company has a field test agreement with a customer to demonstrate and test the Duplex technology in an OTSG used to facilitate a thermally enhanced oil recovery process. Under the terms of the agreement, the Company has retrofitted an OTSG unit in order to achieve certain performance criteria. The agreement also includes time-sensitive pricing, delivery and installation terms, if elected, that will apply to future purchases of this Duplex application by this customer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

·	our limited cash and our history of losses;

·	our ability to successfully develop and implement our technology and achieve profitability;

·	our limited operating history;

·	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

·	significant changes to laws or regulations relating to environmental protection;

·	customer demand for the products and services we develop;

·	the impact of competitive or alternative products, technologies and pricing;

·	our ability to manufacture any products we design;

·	general economic conditions and events and the impact they may have on us and our potential customers;

·	our ability to obtain adequate financing in the future;

·	our ability to continue as a going concern;

·	our success at managing the risks involved in the foregoing items; and

·	other factors discussed in this report.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented Duplex™ technology is capable of enhancing the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, and power industries. Our Duplex technology, which is our primary technology, uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008. In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

While we have recently begun commercializing our Duplex technology, Duplex has had limited testing and verification by independent third parties however, based on the results of our laboratory and field testing as well as our initial commercialized installations in different applications, we believe that this proprietary technology is capable of improving emissions control performance and operational performance for many types of industrial and commercial combustion systems. As a result, we also believe that Duplex may reduce costs associated with the construction (including refurbishment and upgrade), operation and maintenance of these combustion systems as compared to combustion systems that use no or alternative technology to enhance combustion and control emissions.

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

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. To date, our operations have been located in the United States, but we are actively pursuing opportunities in China and Europe.

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

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices have stabilized during 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2017 prices ranging from $42 to $64 per barrel and April 2018 prices approximating $68 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

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

Emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated emission by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to the 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

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

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application, and received contracts for a total of six units, all of which have been completed as of the quarter ended March 31, 2018 This has been an important milestone because it demonstrates the broad application of our Duplex technology in the ground flare market.

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

OTSGs in Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in three OTSG projects in the enhanced oil recovery industry in Southern California. We believe that our successful installations in the OTSG market to date are gaining regulator acceptance by the Southern California regulatory authorities and, as a result, market acceptance.

Duplex’s Emission Results and Licensing

We have now achieved emission results which exceed current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems similar to the Duplex Plug & Play for application in other vertical markets, and (iv) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

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

Historically, we have funded our operations through the sale of our securities, including the following:

-	In April and May 2012, we completed an initial public offering of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of approximately $11.6 million.

-	In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million.

-	In February 2015, we completed an underwritten public offering of our common stock whereby we sold 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17.5 million and net proceeds of approximately $16.3 million.

-	In January 2017, we completed a rights offering and public offering pursuant to which we sold 2,395,471 units for $4.00 per unit (the Rights Offering) with each unit consisting of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share resulting in gross proceeds of $9.6 million and net proceeds of approximately $8.7 million.

-	In February 2018, we completed an underwritten public offering of our common stock whereby we sold 5,750,000 shares of common stock at $2.25 per share (the Stock Offering) resulting in gross proceeds of $12.9 million and net proceeds of approximately $11.9 million.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 18 full-time and one part-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to incur consulting expenses related to technology development commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2018 and 2017

Sales and Gross Profit. Product sales totaling $530,000 were recognized in the three months ended March 31, 2018 (Q1 2018) resulting in a gross profit of $135,000, or 25%, compared to product sales of $360,000 in the three months ended March 31, 2017 (Q1 2017) resulting in a gross profit of $109,000, or 30%. These Q1 2018 sales resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer. Our expectation is that our Duplex product sales will normalize over time to gross margins approximating 50%.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $89,000 to $2,413,000 in Q1 2018 compared to $2,502,000 in Q1 2017. The Company decreased its R&D expenses by $40,000 to $1,134,000 for Q1 2018 primarily due to decreased costs for field testing and development costs of our Duplex technology. G&A expenses decreased by $49,000 to $1,279,000 in Q1 2018 resulting primarily from decreased personnel expenses.

Loss from Operations. Due to the reduced operating expenses and greater gross profit, our loss from operations decreased during Q1 2018 by $115,000, from $2,393,000 in Q1 2017 to $2,278,000.

Net Loss. Primarily as a result of the reduced operating expenses and greater gross profit, our net loss for Q1 2018 was $2,278,000 as compared to a net loss of $2,379,000 for Q1 2017, resulting in a decrease in net loss of $101,000.

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalent balance totaled $11,202,000 compared to $1,247,000 at December 31, 2017. This increase resulted primarily from $11.9 million of net proceeds we received from our Stock Offering in February 2018 offset by our operating costs for the three months ended March 31, 2018 associated with the ongoing research and development of our technology. Although we are pursuing sales and co-development agreements, there is no assurance that we will be successful in entering into any such agreements or, if we do enter into such agreements, that they will provide adequate funds to support our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. From inception, the Company’s operations have been funded primarily through the sale of its common stock. In order to continue business operations beyond twelve months from the filing of this Form 10-Q, the Company currently anticipates that it will need to raise additional capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions. The Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on December 29, 2015 that was declared effective on January 7, 2016. The registration statement allows the Company to offer common stock, preferred stock, warrants or units from time to time as market conditions permit.

At March 31, 2018, our current assets were in excess of current liabilities resulting in working capital of $9,936,000 compared to $263,000 at December 31, 2017. The increase in working capital resulted primarily from the net proceeds of our Stock Offering offset by the funds used in operations and invested in intangible and fixed assets.

Operating activities for the three months ended March 31, 2018 resulted in cash outflows of $1,860,000 which were due primarily to the loss for the period of $2,278,000. These were offset primarily by other non-cash expenses of $79,000, services paid with common stock and stock options of $59,000, and net increase in working capital, exclusive of cash, by $280,000. Operating activities for the three months ended March 31, 2017 resulted in cash outflows of $2,267,000 which were due primarily to the loss for the period of $2,379,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $186,000. These were offset primarily by other non-cash expenses of $68,000 and services paid with common stock and stock options of $230,000.

Investing activities for the three months ended March 31, 2018 resulted in cash outflows of $106,000 for development of patents and $2,000 for acquisition of fixed assets, compared to $105,000 and $28,000 during the same period of 2017.

There were net cash inflows of $11,923,000 from our Stock Offering in the three months ended March 31, 2018 and $8,667,000 from our Rights Offering in the three months ended March 31, 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of March 31, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 which we filed with the Securities and Exchange Commission on March 27, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2018, we issued 2,500 shares of common stock, having a per share value of $3.50, the closing price of our common stock on August 4, 2017, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
+	Furnished herewith.

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 10, 2018	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

