Form 10-Q
period 2018-06-30
CLEARSIGN COMBUSTION CORP
filed 2018-08-13
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2018 the issuer has 26,631,452 shares of common stock, par value $.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$8,359,000	$1,247,000
Contract assets	39,000	184,000
Prepaid expenses and other assets	693,000	366,000
Total current assets	9,091,000	1,797,000

Fixed assets, net	398,000	498,000
Patents and other intangible assets, net	1,941,000	1,856,000
Other assets	10,000	10,000

Total Assets	$11,440,000	$4,161,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$809,000	$768,000
Current portion of lease liabilities	163,000	159,000
Accrued compensation and taxes	439,000	607,000
Total current liabilities	1,411,000	1,534,000
Long Term Liabilities:
Long term lease liabilities	113,000	195,000
Total liabilities	1,524,000	1,729,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 21,417,909 and 15,608,853 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,000	2,000
Additional paid-in capital	64,592,000	52,441,000
Accumulated deficit	(54,678,000)	(50,011,000)
Total stockholders' equity	9,916,000	2,432,000

Total Liabilities and Stockholders' Equity	$11,440,000	$4,161,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$-	$-	$530,000	$360,000
Cost of goods sold	20,000	-	415,000	251,000

Gross profit (loss)	(20,000)	-	115,000	109,000

Operating expenses:
Research and development	1,019,000	1,141,000	2,153,000	2,315,000
General and administrative	1,351,000	1,110,000	2,630,000	2,438,000

Total operating expenses	2,370,000	2,251,000	4,783,000	4,753,000

Loss from operations	(2,390,000)	(2,251,000)	(4,668,000)	(4,644,000)

Other income:
Interest income	1,000	15,000	1,000	29,000

Net loss	$(2,389,000)	$(2,236,000)	$(4,667,000)	$(4,615,000)

Net loss per share - basic and fully diluted	$(0.11)	$(0.14)	$(0.24)	$(0.30)

Weighted average number of shares outstanding - basic and fully diluted	21,362,596	15,601,380	19,549,575	15,234,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2018

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offering ($2.25 per share)	5,750,000	-	12,937,000	-	12,937,000
Issuance costs of rights offering	-	-	(1,014,000)	-	(1,014,000)
Shares issued for services ($3.50 per share)	5,000	-	17,000	-	17,000
Shares issued for board service ($1.85 per share)	54,056	-	100,000	-	100,000
Share based compensation	-	-	111,000		111,000
Net loss	-	-	-	(4,667,000)	(4,667,000)

Balances at June 30, 2018	21,417,909	$2,000	$64,592,000	$(54,678,000)	$9,916,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,667,000)	$(4,615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	117,000	174,000
Share based compensation	111,000	219,000
Depreciation and amortization	167,000	135,000
Change in operating assets and liabilities:
Contract assets	145,000	(84,000)
Prepaid expenses and other assets	(327,000)	(28,000)
Accounts payable and accrued liabilities	41,000	(105,000)
Accrued compensation and taxes	(168,000)	176,000
Contract liabilities	-	(102,000)
Net cash used in operating activities	(4,581,000)	(4,230,000)

Cash flows from investing activities:
Acquisition of fixed assets	(19,000)	(57,000)
Disbursements for patents and other intangible assets	(211,000)	(179,000)
Net cash used in investing activities	(230,000)	(236,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and units of common stock and warrants for cash, net of offering costs	11,923,000	8,667,000

Net cash provided by financing activities	11,923,000	8,667,000

Net increase in cash and cash equivalents	7,112,000	4,201,000
Cash and cash equivalents, beginning of period	1,247,000	1,259,000
Cash and cash equivalents, end of period	$8,359,000	$5,460,000

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

ClearSign Combustion Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia, Limited, in Hong Kong. As of June 30, 2018, the subsidiary was still in the process of formation and had not yet commenced any business activities. As of August 1, 2018, the formation process had been completed.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from the stock offering completed on February 27, 2018 as described in Note 6 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018 as described in Note 8. The Company has incurred losses since its inception totaling $54,678,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements.

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

Contract acquisition costs and practical expedients

For contracts that have a duration of less than one year, the Company follows the practical expedients provisions of ASC 606 and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned and records those costs within general and administrative expenses.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to establish fair value are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2018 and 2017, potentially dilutive shares outstanding amounted to 3,500,619 and 3,475,994, respectively.

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

Recently Issued Accounting Announcements

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting” (“ASU 2018-07”). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These sharebased payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liabilityclassified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively. The Company currently does not expect this ASU to have any material impact on the financial statements as all non-employee agreements are valued within the expected guidelines of the standard.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to current period financial statements.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2018	2017
	(unaudited)
Machinery and equipment	$815,000	$801,000
Office furniture and equipment	172,000	167,000
Leasehold improvements	147,000	147,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,254,000)	(1,135,000)
	398,000	$498,000
Construction in progress	-	-
	$398,000	$498,000

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

Lease costs for the three and six months ended June 30, 2018 and 2017 and other quantitative disclosures are as follows (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Lease cost:
Operating lease cost	$53,000	$60,000	$106,000	$115,000
Short-term lease cost	-	-	-	-
Total lease cost	$53,000	$60,000	$106,000	$115,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$86,000

Weighted average remaining lease term (in years)		1.69
Weighted average discount rate		5.00%

Minimum future payments under the Company’s leases at June 30, 2018 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2018	$80,000	$86,000
2019	158,000	164,000
2020	38,000	37,000
Total	$276,000	$287,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
	2018	2017
	(unaudited)
Patents
Patents pending	$1,253,000	$1,167,000
Issued patents	1,050,000	930,000
	2,303,000	2,097,000
Trademarks
Trademarks pending	46,000	41,000
Registered trademarks	23,000	23,000
	69,000	64,000
Other	8,000	8,000
	2,380,000	2,169,000
Accumulated amortization	(439,000)	(313,000)
	$1,941,000	$1,856,000

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2018 is estimated as follows (unaudited):

2018	$130,000
2019	238,000
2020	152,000
2021	63,000
2022	30,000
Thereafter	21,000
$634,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the three months ended June 30, 2018. For the six months ended June 30, 2018 the Company recognized revenues totaling $360,000 from completed flare projects, $128,000 of revenue from completion of a once through steam generator (OTSG) project and revenue of $42,000 from a small project. At June 30, 2018, the Company had contract assets of $39,000 and contract liabilities of $0.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In February 2018, the Company completed an underwritten public offering of 5,750,000 shares of common stock at a price of $2.25 per share. Gross proceeds from the offering totaled $12.9 million and net cash proceeds approximated $11.9 million.

As detailed in Note 8 to these Consolidated Financial Statements, in July of 2018 the Company completed a private offering of shares of common stock.

Equity Incentive Plan

The Company has an Equity Incentive Plan (the Plan) which provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of June 30, 2018, the number of shares of common stock reserved for issuance under the Plan totaled 2,238,030. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the three months ended June 30, 2018, the Company granted 174,000 stock options under the Plan to employees. The stock options have exercise prices at the grant date fair value ranging from $1.85 to $1.90 per share, contractual lives of 10 years, and vest over 4 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $186,000. The recognized compensation expense associated with these grants for the three months ended June 30, 2018 was $12,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25	years
Weighted average volatility	71%
Forfeiture rate	13%
Weighted average risk-free interest rate	2.74%
Expected dividend rate	0%

In May 2018, the Company authorized 108,108 shares of common stock to be issued under the Plan to its four independent directors in accordance with board agreements and which will be earned quarterly for service in 2018. The fair value of the stock at the time of grant was $1.85 per share for a total value of $200,000. The Company recognized $100,000, represented by 54,056 shares, in general and administrative expense for the six months ended June 30, 2018 and will recognize the remaining $100,000 in the remainder of 2018.

Outstanding stock option grants at June 30, 2018 and December 31, 2017 totaled 1,004,835 shares and 993,860 shares, respectively, with the right to purchase 664,982 shares and 754,989 shares being vested and exercisable at June 30, 2018 and December 31, 2017, respectively. The recognized compensation expense associated with these grants for the three and six months ended June 30, 2018 and 2017 totaled $61,000, $111,000, $76,000 and $219,000, respectively. On July 1, 2018 the number of shares reserved under the Plan but unissued totaled 702,375. At June 30, 2018, there was $451,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on June 30, 2018 totaled 199,959 with 151,709 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. In August 2017, the Company granted 10,000 shares of common stock under the Consultant Plan to a consultant for services from June 2017 to May 2018 and subject to completion of service each quarter. The fair value of the stock at the time of grant was $3.50 per share for a total value of $35,000 which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and six months ended June 30, 2018 and 2017 was $8,000 and $17,000 and $12,000 and $24,000, respectively.

Warrants

The Company has the following warrants outstanding at June 30, 2018:

Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	2.64
$4.00	2,395,471	$4.00	0.57
$10.00	20,313	$10.00	0.68
	2,495,784	$3.98

The intrinsic value of the outstanding warrants was $16,000 at June 30, 2018.

Note 7 – Commitments

The Company and its Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement on February 3, 2015 that was amended on October 30, 2017 (the Agreement) which terminates on December 31, 2018, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000, a grant of 300,000 stock options that vested in 2016 and 2017, an annual cash bonus that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due pursuant to the Agreement had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of his termination through a change in control, Mr. Pirnat would receive one year’s compensation, and all previously granted stock options would vest in full.

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

Note 8 – Subsequent Event

On July 20, 2018 (the “Closing Date”) the Company completed a private offering of 5,213,543 shares of common stock at $2.25 per share. Gross proceeds from the offering totaled $11.7 million and net cash proceeds approximated $11.6 million. In conjunction with this offering, the Company signed a Registration Rights Agreement that requires the Company to file a registration statement with the Securities and Exchange Commission and to use commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission within six months after the Closing Date.

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

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Combustion Corporation and its consolidated subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K and in this Form 10-Q.

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

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. These are used to provide heat for all manner of industrial processes including boilers, furnaces, kilns and turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of these systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our Duplex technology, to date we have targeted the introduction of Duplex to certain high-value segments including petroleum refining process heaters, steam generation, and enclosed ground flares.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices increased during 2018 due to some instability in certain markets and commodities along with an improving but less certain economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2018 prices ranging from $58 to $75 per barrel and July 2018 prices approximating $74 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

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

Emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and which regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated emission by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to the 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

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

Process Heaters in the Oil Refining Industry

We have completed laboratory testing and our first field test at a Texas oil refinery of the Duplex Plug & Play™, a recently developed burner product for refinery and industrial process heater applications. To date we have successfully retrofitted two process heaters with the standard Duplex and one with the Duplex Plug & Play design. We have two additional installations in process. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. If field testing continues to confirm this design attribute, the ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. We plan to continue field testing of additional configurations and burner sizes to further enhance the performance and dependability of the product. If successful, we believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with original equipment manufacturers (OEMs) with established manufacturing and distribution capabilities.

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application and received contracts for a total of six units, all of which have been completed as of the quarter ended June 30, 2018. This has been an important milestone because it demonstrates the broad application of our Duplex technology in the ground flare market.

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

Duplex’s Emission Results and Licensing

We have now achieved emission results which exceed current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. packaged boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems similar to the Duplex Plug & Play for application in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from OEMs. We believe licensing would significantly change the makeup of our sales mix, sales cycles, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. burners for refinery process heaters or packaged boilers) could dramatically accelerate the global sales and market adoption rate of our technology. In order to create channel flexibility and meet end user demand however, we intend to continue to pursue end user customers through direct sales, sub-contractors and channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completing the field development projects discussed above and completing a meaningful number of installations and sales. We believe that the continuing development of Duplex, the completion of sales and an increase in end-users will enhance our ability to license our technology.

Historically, we have funded our operations through the sale of our securities, including the following:

-	In April and May 2012, we completed an initial public offering of our common stock whereby we sold 3,450,000 shares of common stock at $4.00 per share, which included the exercise of the underwriter’s overallotment option, resulting in gross proceeds of $13.8 million and, after deducting certain costs paid with common stock, net proceeds of approximately $11.6 million.

-	In March 2014, we completed a registered direct offering of our common stock whereby we sold 812,500 shares of common stock at $8.00 per share resulting in gross proceeds of $6.5 million and net proceeds of approximately $5.8 million.

-	In February 2015, we completed an underwritten public offering of our common stock whereby we sold 2,990,000 shares of common stock at $5.85 per share resulting in gross proceeds of $17.5 million and net proceeds of approximately $16.3 million.

-	In January 2017, we completed a rights offering and public offering pursuant to which we sold 2,395,471 units for $4.00 per unit (the Rights Offering) with each unit consisting of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share resulting in gross proceeds of $9.6 million and net proceeds of approximately $8.7 million.

-	In February 2018, we completed an underwritten public offering of our common stock whereby we sold 5,750,000 shares of common stock at $2.25 per share resulting in gross proceeds of $12.9 million and net proceeds of approximately $11.9 million.

-	In July 2018, we completed a private offering of our common stock whereby we sold 5,213,543 shares of common stock at $2.25 per share resulting in gross proceeds of $11.7 million and net proceeds of approximately $11.6 million.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 17 full-time employees and 1 part-time employee. The development of new products and any increase in sales of our existing products may result in an increase to the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We expect to continue to incur consulting expenses related to technology development commensurate with our current levels and we expect to continue to incur expenses to protect our intellectual property.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our unaudited condensed consolidated financial statements for a more complete description of our significant accounting policies.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued expenses. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company has lease assets as defined in Note 2 and disclosed in Note 3 to the financial statements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Sales and Gross Profit. A gross profit of $115,000, or 22%, was realized on product sales totaling $530,000 in the six months ended June 30, 2018. This profit resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer. We earned no revenues during the quarter ended June 30, 2018, referred to herein as Q2 2018. We incurred $20,000 in warranty costs during Q2 2018 which resulted in a gross loss. We earned $360,000 in revenues and realized a gross profit of $109,000 from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer during the six month period ending June 30, 2017 and no revenues during the quarter ended June 30, 2017, referred to herein as Q2 2017.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $119,000 to $2,370,000 for Q2 2018, as compared to $2,251,000 for Q2 2017. The Company decreased its R&D expenses by $122,000, or approximately 11%, to $1,019,000 for Q2 2018 as compared to $1,141,000 for Q2 2017. The decrease in R&D expenses was due primarily to decreased field testing and development costs of our Duplex technology. G&A expenses increased by $241,000, or approximately 22%, to $1,351,000 in Q2 2018 as compared to $1,110,000 in Q2 2017, resulting primarily from increased intellectual property expenses, amortization and fees.

Operating expenses increased slightly, by approximately $30,000, to $4,783,000 for the six months ended June 30, 2018 compared to $4,753,000 for the same period in 2017. The Company decreased its R&D expenses by $162,000, or approximately 7%, to $2,153,000 for 2018 as compared to $2,315,000 for the same period in 2017. Like the decrease in R&D expenses for the quarter, the decrease in R&D expenses for the six months ended June 30, 2018 was due primarily to decreased field testing and development costs of our Duplex technology. G&A expenses increased by $192,000, or approximately 8%, to $2,630,000 in 2018 as compared to $2,438,000 in 2017 resulting primarily from increased intellectual property expenses.

Loss from Operations. Our loss from operations increased during Q2 2018 by $139,000, to $2,390,000 in Q2 2018 from $2,251,000 in Q2 2017 and increased for the six months ended June 30, 2018 by $24,000, to $4,668,000 as compared with $4,644,000 for the six months ended June 30, 2017.

Net Loss. Primarily as a result of the increase in intellectual property costs, our net loss for Q2 2018 was $2,389,000 as compared to a net loss of $2,236,000 for Q2 2017, resulting in an increased net loss of $153,000 or approximately 7%, and our net loss for the six months ended June 30, 2018 was $4,667,000 as compared to a net loss of $4,615,000 for the same period in 2017, resulting in an increase in net loss of $52,000 or approximately 1%.

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalent balance totaled $8,359,000 compared to $1,247,000 at December 31, 2017. This increase resulted primarily from $11.9 million in net proceeds we received from an underwritten public offering of 5,750,000 shares of our common stock at a price of $2.25 per share that we completed in February 2018 offset by our operating costs for the six months ended June 30, 2018 associated with the ongoing research and development of our technology. On July 20, 2018 we completed a private offering of 5,213,543 shares of common stock at a price of $2.25 per share which provided $11.6 million in net proceeds. Assuming that our expenses do not increase significantly and that we make no material acquisitions, we anticipate that the available cash and cash equivalent balance, including the proceeds from the July 2018 offering, will be sufficient to fund the Company’s ongoing business activities into 2020.

At June 30, 2018, our current assets were in excess of current liabilities resulting in working capital of $7,680,000 compared to $263,000 at December 31, 2017. The increase in working capital resulted primarily from the net proceeds of the underwritten public offering offset by the funds used in operations and invested in intangible and fixed assets.

Operating activities for the six months ended June 30, 2018 resulted in cash outflows of $4,581,000 which were due primarily to the loss for the period of $4,667,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $309,000. These were offset primarily by other non-cash expenses of $167,000 and services paid with common stock and stock options of $228,000. Operating activities for the six months ended June 30, 2017 resulted in cash outflows of $4,230,000, which were due primarily to the loss for the period of $4,615,000 and net changes in working capital (exclusive of cash) which reduced cash flow by $143,000 and were partially offset by services paid with common stock and stock options of $393,000 and other non-cash expenses of $135,000.

Investing activities for the six months ended June 30, 2018 resulted in cash outflows of $211,000 for development of patents and $19,000 for acquisition of fixed assets, compared to $179,000 in disbursements for patent development and other intangibles and $57,000 for the acquisition of fixed assets during the same period of 2017.

During the six months ended June 30, 2018 there were net cash inflows of $11,923,000 from the underwritten public offering of our common stock in February 2018. During the same period in 2017, there were net cash inflows of $8,667,000 from the Rights Offering we completed in January 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 which we filed with the Securities and Exchange Commission on March 27, 2018. There have been no material charges to such risk factors as of June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2018, we issued 2,500 shares of common stock, having a per share value of $3.50, the closing price of our common stock on August 4, 2017, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended June 30, 2018.

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

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: August 13, 2018	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

