Form 10-Q
period 2018-09-30
CLEARSIGN COMBUSTION CORP
filed 2018-11-08
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 8, 2018, the issuer has 26,660,980 shares of common stock, par value $.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$18,078,000	$1,247,000
Contract assets	39,000	184,000
Prepaid expenses and other assets	576,000	366,000
Total current assets	18,693,000	1,797,000

Fixed assets, net	362,000	498,000
Patents and other intangible assets, net	1,929,000	1,856,000
Other assets	10,000	10,000

Total Assets	$20,994,000	$4,161,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$778,000	$768,000
Current portion of lease liabilities	163,000	159,000
Accrued compensation and taxes	650,000	607,000
Total current liabilities	1,591,000	1,534,000

Long Term Liabilities:
Long term lease liabilities	73,000	195,000
Total liabilities	1,664,000	1,729,000

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,660,980 and 15,608,853 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,000	2,000
Additional paid-in capital	76,297,000	52,441,000
Accumulated deficit	(56,970,000)	(50,011,000)
Total stockholders' equity	19,330,000	2,432,000

Total Liabilities and Stockholders' Equity	$20,994,000	$4,161,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$-	$-	$530,000	$360,000
Cost of goods sold	9,000	15,000	424,000	266,000

Gross profit (loss)	(9,000)	(15,000)	106,000	94,000

Operating expenses:
Research and development	980,000	1,329,000	3,133,000	3,644,000
General and administrative	1,326,000	1,131,000	3,956,000	3,569,000

Total operating expenses	2,306,000	2,460,000	7,089,000	7,213,000

Loss from operations	(2,315,000)	(2,475,000)	(6,983,000)	(7,119,000)

Other income:
Interest income	23,000	3,000	24,000	32,000

Net loss	$(2,292,000)	$(2,472,000)	$(6,959,000)	$(7,087,000)

Net loss per share - basic and fully diluted	$(0.09)	$(0.16)	$(0.32)	$(0.46)

Weighted average number of shares outstanding - basic and fully diluted	25,555,705	15,603,880	21,573,884	15,358,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

For the Nine Months Ended September 30, 2018

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offerings ($2.25 per share)	10,963,543	1,000	24,667,000	-	24,668,000
Issuance costs of offerings	-	-	(1,157,000)	-	(1,157,000)
Shares issued for services ($3.50 per share)	7,500	-	26,000	-	26,000
Shares issued for board service ($1.85 per share)	81,084	-	150,000	-	150,000
Share based compensation	-	-	170,000	-	170,000
Net loss	-	-	-	(6,959,000)	(6,959,000)

Balances at September 30, 2018	26,660,980	3,000	76,297,000	(56,970,000)	19,330,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,959,000)	$(7,087,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	176,000	258,000
Share based compensation	170,000	284,000
Depreciation and amortization	267,000	209,000
Abandonment and impairment of capitalized patents pending	35,000	-
Change in operating assets and liabilities:
Contract assets	145,000	(126,000)
Accounts receivable	-	103,000
Prepaid expenses and other assets	(210,000)	(40,000)
Accounts payable and accrued liabilities	10,000	116,000
Accrued compensation and taxes	43,000	322,000
Contract liabilities	-	(115,000)
Net cash used in operating activities	(6,323,000)	(6,076,000)

Cash flows from investing activities:
Acquisition of fixed assets	(44,000)	(89,000)
Disbursements for patents and other intangible assets	(313,000)	(250,000)
Net cash used in investing activities	(357,000)	(339,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and units of common stock and warrants for cash, net of offering costs	23,511,000	8,667,000

Net cash provided by financing activities	23,511,000	8,667,000

Net increase in cash and cash equivalents	16,831,000	2,252,000
Cash and cash equivalents, beginning of period	1,247,000	1,259,000
Cash and cash equivalents, end of period	$18,078,000	$3,511,000

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

ClearSign Combustion Corporation

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control™ or ECC™ technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia, Limited, in Hong Kong. During the quarter ended September 30, 2018, the subsidiary commenced operations.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from the stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018 as described in Note 6. The Company has incurred losses since its inception totaling $56,970,000 and expects to experience operating losses and negative cash flow for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements.

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

The accompanying unaudited condensed financial statements include the accounts of Clearsign and its subsidiary. Intercompany balances and transations have been eliminated in consolidation.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit. The Company also maintains a cash balance in China. Accounts at such banks are insured up to $75,000 (500,000RMB). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2018 and 2017, potentially dilutive shares outstanding amounted to 3,534,579 and 3,474,094, respectively.

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

Recently Issued Accounting Announcements

In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These sharebased payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liabilityclassified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively. The Company currently does not expect this ASU to have any material impact on the financial statements as all non-employee agreements are valued within the expected guidelines of the standard.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to current period financial statements.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Machinery and equipment	$832,000	$801,000
Office furniture and equipment	177,000	167,000
Leasehold improvements	150,000	147,000
Right of use asset-operating leases	518,000	518,000
Accumulated depreciation and amortization	(1,315,000)	(1,135,000)
	$362,000	$498,000

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

Lease costs for the three and nine months ended September 30, 2018 and 2017 and other quantitative disclosures are as follows (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Lease cost:
Operating lease cost	$52,000	$94,000	$158,000	$209,000
Short-term lease cost	-	-	-	-
Total lease cost	$52,000	$94,000	$158,000	$209,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130,000

For operating lease:
Weighted average remaining lease term (in years)	1.44
Weighted average discount rate	5.00%

Minimum future payments under the Company’s leases at September 30, 2018 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2018	$40,000	$43,000
2019	158,000	164,000
2020	38,000	37,000
Total	$236,000	$244,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Patents
Patents pending	$1,246,000	$1,167,000
Issued patents	1,120,000	930,000
	2,366,000	2,097,000
Trademarks
Trademarks pending	50,000	41,000
Registered trademarks	23,000	23,000
	73,000	64,000
Other	8,000	8,000
	2,447,000	2,169,000
Accumulated amortization	(518,000)	(313,000)
	$1,929,000	$1,856,000

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2018 is estimated as follows (unaudited):

2018	$69,000
2019	255,000
2020	165,000
2021	73,000
2022	38,000
Thereafter	25,000
$625,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the three months ended September 30, 2018. For the nine months ended September 30, 2018 the Company recognized revenues totaling $360,000 from completed flare projects, $128,000 of revenue from completion of a once through steam generator (OTSG) project and revenue of $42,000 from a small project. At September 30, 2018, the Company had contract assets of $39,000 and contract liabilities of $0. The cost of goods sold of $9,000 and $15,000 recognized during the three months ended September 30, 2018 and 2017, respectively, related to additional warranty costs incurred for completed contracts.

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

In July 2018, the Company completed a private equity offering of 5,213,543 shares of common stock at a price of $2.25 per share to ClirSPV, LLC (Investor). Gross proceeds from the offering totaled $11.7 million and net cash proceeds approximated $11.6 million. The Stock Purchase Agreement permits the Investor to purchase from the Company up to an aggregate 478,854 shares of common stock at a price of $4 per share (Additional Purchase Right). Pursuant to the terms of the Additional Purchase Right, the Investor will have the right to purchase shares of common stock from the Company as the warrants issued by the Company in its January 25, 2017 rights offering are exercised and the warrant shares are issued.  The Additional Purchase Right expires on February 1, 2019. As of September 30, 2018, no warrants issued in the rights offering have been exercised. The Additional Purchase Right is an equity instrument accounted for as a component of the actual price per common share paid by the Investor in the private offering. For basic earnings per share, the common shares associated with the Additional Purchase Right are treated as contingently issuable shares and will not be included in basic earnings per share until the actual number of shares have been issued.

The Stock Purchase Agreement also permits the Investor to participate in future capital raising transactions (Participation Right) on the same terms as other investors participating in such transactions. The Participation Right will expire on December 31, 2023.

In no event may the Additional Purchase Right and/or the Participation Right be exercised to the extent it would cause the Investor or any of its affiliates to beneficially own 20% or more of the Company’s then outstanding common stock or hold shares with 20% or more of the voting power.

The Company filed a registration statement to register the shares issued in this private offering and shares underlying the Additional Purchase Right. The registration statement was declared effective by the SEC on September 21, 2018.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2018, the number of shares of common stock reserved for issuance under the Plan totaled 2,343,686. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the nine months ended September 30, 2018, the Company granted 224,000 stock options under the Plan to employees. The stock options have exercise prices at the grant date fair value ranging from $1.85 to $2.10 per share, contractual lives of 10 years, and vest over 3-4 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $239,000. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2018 was $15,000 and $43,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.25
Weighted average volatility	69%
Forfeiture rate	15%
Weighted average risk-free interest rate	2.75%
Expected dividend rate	0%

In May 2018, the Company authorized 108,108 shares of common stock to be issued under the Plan to its four independent directors in accordance with board agreements and which will be earned quarterly for service in 2018. The fair value of the stock at the time of grant was $1.85 per share for a total value of $200,000. The Company recognized $150,000, represented by 81,084 shares, in general and administrative expense for the nine months ended September 30, 2018 and will recognize the remaining $50,000 in the remainder of 2018.

Outstanding stock option grants at September 30, 2018 and December 31, 2017 totaled 1,038,795 shares and 993,860 shares, respectively, with the right to purchase 694,881 shares and 754,989 shares being vested and exercisable at September 30, 2018 and December 31, 2017, respectively. The recognized compensation expense associated with these grants for the three and nine months ended September 30, 2018 and 2017 totaled $59,000, $170,000, $65,000 and $284,000, respectively. On October 1, 2018 the number of shares reserved under the Plan but unissued totaled 1,171,000. At September 30, 2018, there was $446,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2018 totaled 200,524 with 149,774 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. In August 2017, the Company granted 10,000 shares of common stock under the Consultant Plan to a consultant for services provided and to be provided from June 2017 to June 2018. Subject to completion of service each quarter, this contract was extended without modification through September 2018. The fair value of the stock at the time of grant was $3.50 per share for a total value of $35,000 which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Consultant Plan expense for the three and nine months ended September 30, 2018 and 2017 was $9,000 and $26,000 and $9,000 and $33,000, respectively.

Warrants

The Company has the following warrants outstanding at September 30, 2018:

Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	2.38
$4.00	2,395,471	$4.00	0.32
$10.00	20,313	$10.00	0.43
	2,495,784	$3.98

The intrinsic value of the outstanding warrants was $0 at September 30, 2018.

Note 7 – Commitments

The Company and its Chief Executive Officer, Stephen E. Pirnat entered into an employment agreement on February 3, 2015 that was amended on October 30, 2017 (the Agreement) and which terminates on December 31, 2018, unless earlier terminated. Compensation under the Agreement includes an annual salary of $350,000, a grant of 300,000 stock options that vested in 2016 and 2017, an annual cash bonus that may equal up to 60% of his annual salary and equity bonuses based on performance standards established by the Compensation Committee of the Board of Directors, medical and dental benefits for Mr. Pirnat and his family, other employee benefits offered to employees generally and relocation expenses up to approximately $100,000. The Agreement may be terminated by the Company without cause under certain circumstances, as defined in the Agreement, whereby a severance payment would be due in the amount of compensation that would have been due pursuant to the Agreement had employment not been terminated or one year of the current annual compensation, whichever is greater. In the event of his termination through a change in control, Mr. Pirnat would receive one year’s compensation, and all previously granted stock options would vest in full. On October 1, 2018 Mr. Pirnat announced his intention to retire, but will remain in any capacity in which he is needed to facilitate a smooth transition. The board has engaged an internationally known search firm to conduct the search for a new CEO.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

·	our history of losses;
·	our ability to successfully develop and implement our technology and achieve profitability;
·	our limited operating history;
·	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
·	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
·	customer demand for the products and services we develop;
·	the impact of competitive or alternative products, technologies and pricing;
·	our ability to manufacture any products we design;
·	general economic conditions and events and the impact they may have on us and our potential customers;
·	our ability to obtain adequate financing in the future;
·	our ability to continue as a going concern;
·	our success at managing the risks involved in the foregoing items; and
·	other factors discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Combustion Corporation and its subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

While we have recently begun commercializing our Duplex technology, Duplex has had limited testing and verification by independent third parties. However, based on the results of our laboratory and field testing as well as our initial commercialized installations in different applications, we believe that this proprietary technology is capable of improving emissions control performance and operational performance for many types of industrial and commercial combustion systems. As a result, we also believe that Duplex may reduce costs associated with the construction (including refurbishment and upgrade), operation and maintenance of these combustion systems as compared to combustion systems that use no or alternative technologies to enhance combustion and control emissions.

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

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices increased during 2018 due to some instability in certain markets and commodities along with an improving but less certain economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $110 per barrel to approximately $25 per barrel, with 2018 prices ranging from $58 to $75 per barrel and October 2018 prices approximating $75 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

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

Wellhead Enclosed Ground Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed ground flares. We developed a Duplex application and received contracts for a total of six units, all of which have been completed as of September 30, 2018. This has been an important milestone because it demonstrates the broad application of our Duplex technology in the ground flare market.

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

Historically, we have funded our operations through the sale of our securities Over the years we have raised a gross of $72 million and a net of $65.9 million through six offerings of our securities.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2018 and 2017

Sales and Gross Profit. Gross profit of $106,000, or 20%, was realized on product sales totaling $530,000 in the nine months ended September 30, 2018. This profit resulted from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer. We earned no revenues during the quarter ended September 30, 2018, referred to herein as Q3 2018. We incurred $9,000 in warranty costs during Q3 2018 which resulted in a gross loss. We earned $360,000 in revenues and realized a gross profit of $94,000 from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer during the nine month period ending September 30, 2017 and no revenues during the quarter ended September 30, 2017, referred to herein as Q3 2017.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $154,000 to $2,306,000 for Q3 2018, as compared to $2,460,000 for Q3 2017. The Company decreased its R&D expenses by $349,000, or approximately 26%, to $980,000 for Q3 2018 as compared to $1,329,000 for Q3 2017. The decrease in R&D expenses was due primarily to decreased field testing and development costs of our Duplex technology. G&A expenses increased by $195,000, or approximately 17%, to $1,326,000 in Q3 2018 as compared to $1,131,000 in Q3 2017, resulting primarily from increased intellectual property expenses including a write-down of $35,000, amortization, professional fees, and compensation, offset by reduced selling and marketing costs.

Operating expenses decreased by approximately $124,000, to $7,089,000 for the nine months ended September 30, 2018 compared to $7,213,000 for the same period in 2017. The Company decreased its R&D expenses by $511,000, or approximately 14%, to $3,133,000 for 2018 as compared to $3,644,000 for the same period in 2017. Like the decrease in R&D expenses for the quarter, the decrease in R&D expenses for the nine months ended September 30, 2018 was due primarily to decreased field testing and development costs of our Duplex technology. G&A expenses increased by $387,000, or approximately 11%, to $3,956,000 in 2018 as compared to $3,569,000 in 2017 resulting primarily from increased intellectual property and personnel expenses.

Loss from Operations. Our loss from operations decreased during Q3 2018 by $160,000, to $2,315,000 in Q3 2018 from $2,475,000 in Q3 2017 and decreased for the nine months ended September 30, 2018 by $136,000, to $6,983,000 as compared with $7,119,000 for the nine months ended September, 30, 2017.

Net Loss. Primarily as a result of the decrease in field testing costs, our net loss for Q3 2018 was $2,292,000 as compared to a net loss of $2,472,000 for Q3 2017, resulting in a decreased net loss of $180,000 or approximately 7%, and our net loss for the nine months ended September 30, 2018 was $6,959,000 as compared to a net loss of $7,087,000 for the same period in 2017, resulting in a decrease in net loss of $128,000 or approximately 2%.

Liquidity and Capital Resources

At September 30, 2018, our cash and cash equivalent balance totaled $18,078,000 compared to $1,247,000 at December 31, 2017. This increase resulted primarily from $11.9 million in net proceeds we received from an underwritten public offering of 5,750,000 shares of our common stock at a price of $2.25 per share in February 2018, and a private offering of 5,213,543 shares of common stock at a price of $2.25 per share which provided $11.6 million in net proceeds in July 2018, offset by operating costs. Assuming that our expenses do not increase significantly and that we make no material acquisitions, we anticipate that the current available cash and cash equivalent balance will be sufficient to fund the Company’s ongoing business activities into 2020.

At September 30, 2018, our current assets were in excess of current liabilities resulting in working capital of $17,102,000 compared to $263,000 at December 31, 2017. The increase in working capital resulted primarily from the net proceeds of the February and July 2018 offerings, offset by the funds used in operations and invested in intangible and fixed assets.

Operating activities for the nine months ended September 30, 2018 resulted in cash outflows of $6,323,000 which were due primarily to the loss for the period of $6,959,000 and net changes in working capital, exclusive of cash, which reduced cash flow by $12,000. These were offset primarily by other non-cash expenses of $302,000 and services paid with common stock and stock options of $346,000. Operating activities for the nine months ended September 30, 2017 resulted in cash outflows of $6,076,000, which were due primarily to the loss for the period of $7,087,000 and net changes in working capital (exclusive of cash) which increased cash flow by $260,000 and were partially offset by services paid with common stock and stock options of $542,000 and other non-cash expenses of $209,000.

Investing activities for the nine months ended September 30, 2018 resulted in cash outflows of $313,000 for development of patents and $44,000 for acquisition of fixed assets, compared to $250,000 in disbursements for patent development and $89,000 for the acquisistion of fixed assets during the same period of 2017.

There were net cash inflows from financing activities of $23,511,000 from the February and July 2018 securities offerings in the nine months ended September 30, 2018. During the same period in 2017, there were net cash inflows of $8,667,000 from a rights offering we completed in January 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of September 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 which we filed with the Securities and Exchange Commission on March 27, 2018. There have been no material changes to such risk factors as of September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2018 we issued 2,500 shares of common stock, having a per share value of $3.50, the closing price of our common stock on August 3, 2017, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Three Part Advisors, LLC, for services provided in the three months ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 6, 2018 the Company’s Board of Directors voted to separate the positions of Chairman of the Board and Chief Executive Officer and elected Robert T. Hoffman Sr. as Chairman of the Board.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (2)

3.2	Bylaws (1)

10.1	Stock Purhcase Agreement dated July 12, 2018 between ClearSign Combustion Corporation and CLIRSPV, LLC (3)

10.2	Registration Rights Agreement dated July 20, 2018 between ClearSign Combustion Corporation and CLIRSPV, LLC (4)

10.3	Voting Agreement dated July 20, 2018 between ClearSign Combution Corporation and CLIRSPV, LLC (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1) Incorporated by reference from the registration statement on Form S-1 filed by ClearSign Combustion Corporation on March 18, 2011.

(2) Incorporated by reference from pre-effective amendment number 2 to the registration statement on Form S-1 filed by ClearSign Combustion Corporation on February 7, 2012.

(3) Incorporated by reference from the Current Report on Form 8-K filed by ClearSign Combustion Corporation on July 17, 2018.

(4) Incorporated by reference from the Current Report on Form 8-K filed by ClearSign Combustion Corporation on July 20, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: November 8, 2018	By:	/s/ Stephen E. Pirnat
Stephen E. Pirnat
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

