Form 10-K
period 2018-12-31
CLEARSIGN COMBUSTION CORP
filed 2019-03-12
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $41,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 12, 2019, the registrant has 26,697,261 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

Combustion Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash and our history of losses;
•	our ability to successfully develop and implement our technology and achieve profitability;
•	our limited operating history;
•	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•	customer demand for the products and services we develop;
•	the impact of competitive or alternative products, technologies and pricing;
•	our ability to manufacture any products we design;
•	general economic conditions and events and the impact they may have on us and our potential customers;
•	our ability to obtain adequate financing in the future;
•	our ability to continue as a going concern;
•	our success at managing the risks involved in the foregoing items; and
•	other factors discussed in this report.

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

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Combustion Corporation and its wholly-owned subsidiary, ClearSign Asia Limited.

PART I

ITEM 1: BUSINESS

Introduction

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented Duplex™ technology is capable of enhancing the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), institutional commercial and industrial boiler, chemical, and petrochemical industries. Our Duplex technology, which is our primary technology, uses a porous ceramic matrix at a distance to a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

Duplex has been successfully installed in 11 commercial projects across four different combustion applications. In addition, we have two ongoing projects that, if successful, will increase our installed project base and number of distinct applications. Based on the results of our laboratory and field testing, as well as our initial commercialized installations in different applications, we believe that this proprietary technology is capable of improving emissions control performance and operational performance for many types of industrial and commercial combustion systems. As a result, we also believe that Duplex may reduce costs associated with the construction (including refurbishment and upgrade), operation and maintenance of these combustion systems as compared to combustion systems that use no or alternative technology to enhance combustion and control emissions.

Based on the results of our testing and initial 11 field installations, we believe that Duplex compares favorably with current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), external flue gas recirculation systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment.

Corporate History

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. We currently operate in the United States and through a wholly owned subsidiary in the People’s Republic of China.

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. Combustion systems are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and gas turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our Duplex technology, to date we have limited the introduction of Duplex to petroleum refining process heaters, steam generation, and enclosed flares.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices stabilized during 2016 and 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $108 per barrel to approximately $26 per barrel, with 2018 prices ranging from $44 to $77 per barrel and February 2019 prices approximating $55 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

We believe operators in all of our domestic target markets are under pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. We believe this to be the case in the U.S. and worldwide in most major developed and developing countries. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, historically politically leaning in opposite directions. As a result, these standards are a significant driver in our development and sales efforts. We believe that our Duplex technology can provide a unique, cost-effective pollution control solution for operators in comparison to all known competing products.

Emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated pollutant by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to this 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

Non-attainment areas under the 1997 limit of 84 ppb	Projected non-attainment areas under the 2015 limit of 70 ppb

Source: EPA, August 2016	Source: URS, August 2015

We have noted that local air quality districts in EPA designated “severe non-attainment zones” in California are uncertain as to how they will achieve the 2015 standard and other future EPA requirements. Because of this uncertainty, we believe that local regulators are in search of additional means beyond those included in the current regulations to comply with the impending standards. Although NOx emissions from refineries and other oil production and processing operations are highly regulated since they are historically a significant source of stationary NOx emissions, enclosed flares have not historically been viewed as a source requiring the same level of regulation. We believe that our Duplex technology is uniquely able to address the emissions challenges being faced by oil producers and other industries as those challenges relate to both current and reasonably predictable future local air emission standards.

Additionally, we believe that current emissions standards in Europe, the Middle East, other parts of Asia and Canada will continue to trend towards stricter air emission standards as these jurisdictions seek to achieve cleaner air. Existing and new emissions standards in such jurisdictions may create additional market opportunities for us.

Our Technologies

In the process of attempting to develop our initial Electrodynamic Combustion Control™ (ECC) technology beyond laboratory scale for a potential process heater design in 2013, we developed Duplex, which has broad applications for gaseous fuels. While we continue to pursue development of our ECC technology through laboratory testing, in 2014 we began to pursue field evaluation and sales of our Duplex technology. We have since completed a number of field evaluation projects in which we successfully demonstrated the technology operating with thermal output of up to 62 million BTU/hr in an OTSG and pursued business development and marketing activities with established entities that use steam generators, process heaters, enclosed flares, boilers, and other combustion systems, as well as with original equipment manufacturers (OEMs).

We have completed 11 field projects in three of our five target markets using our Duplex technology: six related to wellhead enclosed flares, two related to process heaters in the oil refining industry, and three related to OTSGs in the enhanced oil recovery industry. We believe that the successful completion of these field evaluation projects, which resulted from years of research and development work, is fundamental to the commercialization of our Duplex product. We reported our first meaningful product sales of $621,000 during the second half of 2016 from the installation of our Duplex technology through retrofits of a wellhead enclosed flare for a major California oil producer, an enhanced oil recovery OTSG, and two refinery process heater projects. Furthermore, we entered into an agreement to supply the oil producer customer with five additional wellhead enclosed flare retrofits for $900,000 and in 2017 we delivered three units generating sales revenue of $540,000. The remaining two units were completed and installed in the first quarter of 2018, generating sales revenue of $360,000. An additional OTSG unit was also completed and invoiced during 2018. Our laboratory research currently focuses on enhancing our Duplex products and includes the development of an institutional commercial and industrial boiler application that enhances operational performance by eliminating flue gas recirculation.

Product Applications of Duplex

To date, we have deployed our Duplex technology through retrofits and replacements of existing burners. Retrofits often involve engineering around an existing burner architecture that can complicate the Duplex installation, whereas replacements are more straightforward, especially after the introduction of our Duplex Plug & Play® technology in February 2017. Because of this, we believe that the retrofit and replacement markets are ideally suited for larger projects and larger applications of Duplex.

Process Heaters in the Oil Refining Industry

To date, we have successfully retrofitted two process heaters with the standard Duplex and one demonstration unit with the Duplex Plug & Play design. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. The ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance. We plan to continue field testing larger size Duplex Plug & Play devices, as well as alternate multi-burner configurations to further enhance the performance and dependability of the product. If successful, we believe that this product, our first complete burner product, will be suitable for licensing and potential manufacturing arrangements with OEMs having established manufacturing and distribution capabilities.

Wellhead Enclosed Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed flares. This was an important milestone because it demonstrated the broad application of our Duplex technology. A total of six units have been completed for enclosed flares to date.

Based upon discussions with local regulators and examination of regulatory reports, we believe that enclosed flare emissions are a potential target for increased regulation, in part because the success of our installations to date has shown regulators and the EPA that establishing NOx emissions standards for enclosed flares is possible. In anticipation of this, we are pursuing potential customers with target enclosed flare applications that would benefit from our technology.

OTSGs for Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in three OTSG projects in the enhanced oil recovery industry in California. We believe that these successful installations are gaining regulator acceptance by the Southern California regulatory authorities and, as a result, market acceptance.

Industrial Commercial Boilers

There are a large number of boiler manufacturers producing many styles of boiler equipment for many different applications. Boilers are used in many industrial applications, as well as in commercial and residential applications at much smaller scales. We are currently actively working on commercial boiler applications for two distinct types of industry standard commercial boilers – fire tube and water tube boilers. For fire tube products, we have recently developed our own prototype burner replacement product similar in concept to our Duplex Plug and Play device for process heaters. This product has achieved excellent results after testing in a typical commercial fire tube boiler produced by one of the industry’s largest suppliers. Water tube boilers are larger and more varied in their designs, so our approach has been to retrofit existing equipment with our Duplex technology rather than to design a replacement burner product. These field projects are ongoing. We anticipate significant progress during 2019 in testing this equipment. If the testing is successful, our goal will be to partner with established OEMs in the water tube and fire tube boiler industry for wider deployment of our Duplex technology.

Duplex’s Emission Results and Licensing

We have now achieved emission results in multiple applications that exceeded current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications (e.g. institutional commercial and industrial boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems similar to the Duplex Plug & Play for application in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Our business plan contemplates licensing our technology after we prove commercial viability and generate interest from end users and OEMs. We believe licensing would significantly change the makeup of our sales mix, sales cycles, and margins. Licensing our technology within one or an array of selected vertical markets (e.g. burners for refinery process heaters or institutional commercial and industrial boilers) could dramatically accelerate the global sales and market adoption rate of our technology. However, in order to create channel flexibility and meet end user demand, we intend to continue to pursue end user customers through direct sales, sub-contractors, or channel partners. While we are currently pursuing various licensing arrangements, we have no agreements at this time and do not anticipate entering into any such agreements prior to completing the field evaluation projects discussed above and completing a sufficient number of installations and direct sales. We believe that the continuing development of Duplex, additional sales and an increase in the number of end user installations will enhance our ability to license our technology.

Development of ECC

We are continuing to pursue opportunities for our patented ECC technology through laboratory research where we have demonstrated certain favorable attributes of this proprietary technology operating at lab scales. We are also developing certain derivative product expressions that are being tested and validated both by the Company and by independent third parties

Technical Components of our Duplex and ECC Technologies

Our Duplex burner technology consists of an industrial burner and a porous ceramic matrix. When the unreacted mix of gaseous fuel and air is directed at the ceramic matrix, the mixture ignites and burns within the matrix itself. Because the fuel and air have more time to mix, the homogeneous mixture mitigates NOx- forming hot spots that are typically produced. The mixing and combustion in the ceramic matrix results in a dramatically shorter flame. NOx, a regulated pollutant comprised largely of nitrogen oxide and nitrogen dioxide, is greatly reduced to levels of 5ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame allows for operation of the furnace at a higher capacity. We believe Duplex’s radiant heat transfer from the ceramic matrix enhances thermal efficiency, and it eliminates the possibility of flame impingement and reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) or failure of process tubes.

Our ECC technology introduces a high voltage electric field into the combustion process to control the resulting flames electrically through the naturally forming ions. The electrodes are optimized in shape and location to best suit the specific geometry of a given installation.

The basic components of both systems are either available “off the shelf” or require manufacturing techniques that are well within the current capabilities of existing suppliers. Thus, our products can be readily available and scalable for high volume demand.

The Combustion Markets

Overview

We compete in the combustion and emissions control markets. According to the U.S. Department of Energy, in 2011, two-thirds of the energy used in U.S manufacturing is converted via boilers, furnaces, and process heaters, our core market focus.  Based on a June 2016 Frost & Sullivan Market Assessment Report, we estimate that our addressable target market over the next ten years in the United States is up to $3.6 billion, comprised of up to $1.7 billion from the institutional commercial and industrial boiler segment, up to $0.8 billion from the refinery segment, up to $0.8 billion from the large industrial segment, up to $0.2 billion from the flare segment, and up to $100 million from the enhanced oil recovery (EOR) segment.

These are highly competitive industries that are currently dominated by companies that have both substantially greater financial resources than we do and established products. Based on the testing and the field installations completed to date, however, we believe that our Duplex technology offers a unique and powerful ability to improve emissions and operational performance, energy efficiency and overall cost-effectiveness. We are targeting the following segments of the combustion market:

•	institutional commercial and industrial boiler segment
•	refinery and petrochemical segment
•	large industrial segment
•	enclosed flare segment
•	EOR segment

In each segment, we are marketing solutions with our Duplex technology that we believe could simultaneously improve both pollution control and operational efficiency characteristics through (a) cost-effective retrofitting of our Duplex technology into existing standard system designs, and (b) new system designs.

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

Since we have completed initial retrofit projects in three vertical market installations, we believe that pursuit of new, stand-alone replacement products, such as the Duplex Plug & Play, will enable us to substantially increase our sales through licensing or other business arrangements with OEMs. Assuming that broader adoption of the Duplex Plug & Play occurs, our plan is to pursue OEMs or other means to license the product in order to take advantage of the manufacturing and distribution capabilities of more established market participants. We successfully completed and demonstrated in our lab a stand-alone low emissions packaged boiler and are currently pursuing opportunities to install the product in the field with suitable customers.

The operational success we have experienced with demonstration units in the wellhead enclosed flare, oil refining and enhanced oil recovery sectors has allowed us to capitalize on these recent product development results by refocusing our personnel and resources toward enhancing and productizing our Duplex technology in order to generate revenue. The success in these initial areas has also allowed us to work on developing our Duplex technology for installation in both fire tube and water tube boilers. A demonstration project on boilers is currently underway with a Chinese partner and research on this application continues in our laboratory.

Sales and Marketing Plan

Partnership Strategy and Field Development. We believe that our technologies have the potential to transform many industries that rely on combustion and that our technologies are broadly applicable in large, scalable, global markets.

We intend to form strategic partnerships and/or license agreements with key incumbents who are currently participating in our targeted market segments. We expect to maintain our existing capabilities to serve our end-user customers via our current channel partners and subcontractors.

Our targeted market segment territories include North America, Europe, and China and encompass:

•	end users of OEM products and services interested in incorporating our technology in order to address their operational and/or environmental needs;

•	large OEMs interested in our technology either as licensees or as distributors;

•	support from government regulators such as California’s South Coast Air Quality Management District (SCAQMD) and other regulators charged with protecting the public health, which support includes providing funds for the development of low emission and potentially disruptive environmental control technologies. Project funding from SCAQMD was recently awarded to ClearSign and a refinery partner to demonstrate Duplex as a candidate for Best Available Control Technology for certain types of process heaters.

We currently are pursuing field evaluation programs of our Duplex burner products. These programs are aimed at our target industrial combustion markets.

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

Channel Structure and Path to Market. Our path to market could involve any combination of (1) licensing our technologies for either one-time or periodic licensing fees for a period of time within specific fields of use and/or territories, (2) selling our intellectual property rights within specific fields of use and/or territories, or (3) manufacturing the components required to enable our technologies and/or supplying a complete burner package through strategic subcontracting agreements. Since our solutions consist largely of off-the-shelf components, we do not anticipate that we will require a large manufacturing capacity. To the extent we will require production of specific hardware, we plan to rely on outside contract manufacturers, which we believe are widely available and for which a competitive market exists.

Competition and Barriers to Entry

The industry in which we operate is global in scope and is populated by large, established suppliers of burners and post-combustion air pollution control systems, all of which possess substantially greater resources than we do. Worldwide, suppliers of burners and air pollution control equipment include but are not limited to companies such as UOP, Callidus, Eclipse and Maxon (all four are subsidiaries of Honeywell), John Zink Hamworthy Combustion (a subsidiary of Koch Industries and including Coen), General Electric, Haldor Topsøe, Hitachi, Linde, Zeeco and Fives Group, among others.

These systems include low and ultra-low NOX burners, selective and non-selective catalytic reduction systems and other pollution control technologies. The companies that provide these systems are well established and their combustion and emissions control technologies are based on mature, well-understood technologies that are proven in the market. We believe the further development of their technologies, however, will be limited largely to marginal performance improvements. As a consequence of this relatively slow pace of adopting innovation, we believe current technology offerings from the large competitors have become largely commoditized, and differentiation between suppliers is very often based on price. This provides both an opportunity and a barrier to more nimble, disruptive companies.

From a customer's perspective, legacy air pollution control technologies are viewed as a cost of doing business, and as a means to operate within regulatory requirements and avoid fines. Unlike most other kinds of capital equipment that provide an economic return through enhanced productivity or efficiency, we believe customers of traditional emissions control equipment do not otherwise expect any positive return on these investments. We believe the Duplex suite of products offers customers the unique opportunity to realize a return on investment, thereby further differentiating the Company’s technologies from the competition.

As indicated above we are seeking to enter the combustion and emissions control market and to establish ourselves in a highly competitive industry against companies that have both substantially greater financial resources than we do and established products. Because they have been available in the market for many years, our competitors’ product offerings may have several advantages.  Among these are:

•	Availability of trained technicians: The number of technicians who are able to specify, install and operate our competitors’ products will be greater than those who have been trained on our technology.

•	Conservative choice: Because our competitors' technologies are well understood and their performance has been proven over time, customers may perceive their offerings as a safe, low-risk choice.

•	Business relationships: Because our competitors have established long-standing relationships with their customers, they may prefer to continue to do business with one another.

We believe, however, that our Duplex technology would be an attractive alternative to the products and solutions offered by companies with which we seek to compete. In particular, we believe that our Duplex technology could offer a unique cost-effective means to reduce many pollutants at the source while improving operational efficiency. We believe our Duplex technology could be capable of reducing the requirement for legacy equipment, offering customers the prospect of a positive return on their investment in the form of enhanced efficiency and productivity while reducing emissions to levels below or equivalent to existing air pollution control technologies. In particular, we believe our Duplex technology could offer the following advantages when compared with the next best alternatives.

Emissions Reduction from Combustion Sources. Current technology reduces emissions by manipulating mixing of fuel and air, staging combustion in two or more zones, inefficient operation due to external recirculating flue gas or high excess air or post-combustion treatment of NOX using selective catalytic reduction. In contrast, we believe our Duplex technology can:

•	enhance mixing with none of the additional pressure drop or power requirements,
•	eliminate external flue gas recirculation and/or high excess air, thereby improving thermal efficiency and reducing fuel consumption, and
•	reduce NOx without impacting burner stability and safety, as some staged combustion does, or requiring expensive post-combustion treatments with chemical additives such as catalytic reduction requires.

Enhancing heat-transfer and process efficiency. The main goal of virtually all industrial combustion is to transfer heat to raise process fluid temperatures or enable a chemical reaction, and to do so as efficiently as possible. Conventional low NOx and ultra-low NOx combustion techniques involve long and sometimes unruly flames, which may lead to flame impingement on process tubes, decreases throughput, increases maintenance requirements and could pose a safety risk. We believe conventional combustion techniques have no additional practical means for enhancing heat transfer. In contrast, we believe that our technology’s ability to produce short, compact flames eliminates the potential for flame impingement and therefore allows improved throughput of the process heaters or boilers. In addition, we believe that our technology could enhance heat transfer to the process tubes as radiation properties from the solid Duplex matrix provide more effective radiation than a conventional flame.

Compared to our competitors, we believe our technology could provide customers with a lower total cost of ownership by reducing capital and operating expenses and increasing in energy efficiency.

Research and Development Program

The experience and industry contacts of our management, board of directors, and consultants with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research program. These are supported by field evaluation agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions. Our research and development activities make use of employees and consultants that are experts in the areas of industrial combustion, statistical experimental design, gas turbines, fluid mechanics and heat transfer.

We have tested our Duplex and ECC technologies in our laboratory at commercially relevant capacities. We have installed our Duplex technology on a retrofit and new build basis in numerous field evaluation sites, including our Duplex Plug & Play™ product. Our research and development activities include the following: (1) scale-up to commercial sizes for various product expressions suited to our five target markets. (2) collaborate with strategic end users for site demonstrations at full scale, (3) complete the first installation, (4) complete further installations to optimize the product, its installation, and its reliability, and (5) enhance our intellectual property portfolio.

Intellectual Property Protection

We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2018, we have 70 patent grants and another 92 patents pending. The earliest year in which any of our patents will expire is 2031. In terms of the technology breakdown of our patent portfolio, we have been granted 27 patents related to our Duplex technology and 43 patents related to our ECC technology. In terms of the geographic breakdown of our patent portfolio, 44 patent grants have been issued by the U.S. Patent and Trademark Office (USPTO) with 59 patent applications pending. We have been issued 26 patents from foreign regulatory bodies related to our Duplex and ECC technologies, including 19 in China. We have 33 patent applications pending in various foreign jurisdictions. We maintain an active review process to monitor relevant new inventions to expand our intellectual property protection globally.

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

Government Regulation

Government regulation, particularly environmental regulation is likely to play an important role in shaping our product mix and offerings. Field implementation of our technologies requires permits from various local, state and federal agencies that regulate mechanical and electrical infrastructure and fire and air pollution control.

We believe that we offer major advances in emissions reductions and efficiency improvements. We also believe emissions regulations could enhance market demand for technology if such regulations require a reduction in pollutants such as NOX, CO and CO2. In such cases, possible legislation on greenhouse gases, boiler Maximum Available Control Technology (MACT) rules, or general reductions in required criteria pollutant levels could serve our business objectives. Although the timing of such regulations is uncertain, the general trend over the last decades continues to be government-mandated reduction for all criteria pollutants. Ultimately, it may be possible for our technology to achieve BACT designation. We believe the availability of our technology, by itself, may accelerate the government’s willingness to adopt more stringent environmental regulations. Further, we believe efficiency improvements, combined with the elimination of flame impingement, could generate market demand regardless of the existing regulatory framework because they could result in savings to businesses that adopt our technology.

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

Employees

As of February 28, 2019, we had 16 full-time employees and 2 part-time employees. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Risks Related to Our Business

We are a company with a limited operating history and our future profitability is uncertain. We anticipate future losses and negative cash flows and we may never be profitable.

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of December 31, 2018, we had a total accumulated deficit of approximately $59.5 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and our continued efforts to form relationships with strategic partners. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue our research and development efforts or commercialization efforts and our business may fail.

Our business is capital-intensive and requires capital investments in order for it to develop. Our cash on hand will likely not be sufficient to meet all of our future needs and because our target customers are, in general, slow to adopt new technologies, we anticipate that we will require substantial additional funds in excess of our current financial resources for research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Until our technology generates revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities, but we may not be able to obtain financing in amounts sufficient to fund our business plans. If we cannot obtain additional funding when and as needed, our business might fail.

Market acceptance of our technology and business is difficult to predict. If our technology does not achieve market acceptance, our business could fail.

We are continuing to develop our technology, which is being implemented and tested in the field by customers in various markets. If we are unable to effectively develop and demonstrate our technology in a timely fashion, gain recognition in our market segments, and develop a critical level of successful sales and product installations, we may not be able to successfully achieve sales revenue and our results of operations and financial condition would then suffer. Our ability to achieve future revenue will depend significantly upon achieving a critical mass of market awareness and sales to potential customers of our products. While we plan to achieve this awareness over time, there can be no assurance that awareness of our company and technology will develop in a manner or pace that is necessary for us to achieve acceptance and profitability in the near term.

Further, we cannot predict the rate of adoption or acceptance of our technology by potential customers. While we may be able to effectively demonstrate the feasibility of our technology, this does not guarantee the industrial combustion market will accept it, nor can we control the rate at which such acceptance may be achieved. In certain of our market segments, there is a well-established channel with a limited number of companies engaged in reselling to our target customers. Failure to achieve productive relations with a sufficient number of these prospective partners may impede adoption of our technology. Additionally, some potential customers in our target industries are historically risk-averse and have been slow to adopt new technologies. If our technology is not widely adopted in the industrial combustion market, we may not earn enough by selling or licensing our technology to support our operations, recover our research and development costs or become profitable and our business could fail.

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

The negative environmental impacts of industrial activity have given rise to significant environmental regulation in industrialized countries. These regulations are important incentives in the adoption of technologies like ours. To the extent that environmental regulations in the United States and in other industrialized countries are modified in the future, or even relaxed, our technology may not produce the results required, or may even be unnecessary, to comply with the modified regulations. If federal, state or local regulatory agencies relax the clean air regulations our technologies are designed to address, our business and results of operations could be materially adversely affected.

We may fail to adequately protect our proprietary technology, which would allow our competitors to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market our technology. We rely on a combination of patents, trade secrets and other intellectual property laws, confidentiality and security procedures and contractual provisions to establish and protect our proprietary rights in our technology, products and processes. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary technologies. Our pending or future patent applications may not result in issued patents. In addition, any patents issued to us, or that may be issued to us in the future, may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or from third parties infringing such patents or misappropriating our trade secrets or provide us with any competitive advantage. In addition, effective patent and other intellectual property protection may be unenforceable or limited in foreign countries. If a third party initiates litigation regarding the validity of our patents and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

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

We intend to form research and development arrangements to develop our technology within targeted segments. Collaborative arrangements involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs, risks of litigation, and failure of the development of our technology within the combustion market segment. Success of any collaborative arrangements we enter into will depend, in part, on whether those with whom we collaborate fulfill their contractual obligations satisfactorily. If a party with whom we collaborate fails to perform its contractual obligations satisfactorily, we may be unable to make the additional investments or provide the added services that would be required to compensate for that failure. If we are unable to adequately address any such performance issues, our reputation may be materially adversely affected and we may be exposed to legal liability. Our inability to successfully maintain collaborative relationships, once we enter into them, or to enter into new collaborative arrangements, could have a material adverse effect on our results of operations.

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

Our technology for some industrial applications has not been safety tested yet.

There is inherent danger in dealing with the combustion process. There is additional danger in modifying this process in ways that are new and have only been implemented on a limited basis at a commercial scale. Although we have not yet encountered any areas of risk in the development or testing of our products beyond those already inherent in the combustion process or those particular to an industrial site, we may be exposed to liabilities should an industrial accident occur during development, testing, or operation in our laboratory or during field implementation of our technology.

We depend on approval from various local, state and federal agencies to implement and operate our technology. There is no assurance that these agencies will approve our technology.

Our technology includes enhancement of the combustion process to reduce certain emissions at a lower cost of ownership than current air pollution control devices. Field implementation of our technology will therefore require permits from various local, state and federal agencies that regulate mechanical and electrical infrastructure and fire and air pollution control. Our technology may be subject to heightened scrutiny since it will be new to these governing bodies. As such, there may be delays or rejections in applications of portions of or all of our technology in the individual jurisdictions involved.

We are uncertain of our profit margins and whether such profit margins, if achieved, will be able to sustain our business, because our technology has not yet been fully developed or implemented.

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

The combustion industry is characterized by intense competition. Many of our potential competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. Although at this time we do not believe that any of our potential competitors have technology similar to ours, we are aware certain potential competitors are developing similar products. Many firms in the combustion industry have made and continue to make substantial investments in improving their technologies and manufacturing processes. In addition, they may be able to price their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult for us to compete successfully in the combustion market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Of particular note, the loss of services of Dr. Colin J. Deller, our President, Dr. Donald W. Kendrick, our Chief Technology Officer, or Stephen Sock, our Senior Vice President of Sales, could significantly harm our business. We have no present intention to obtain key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled executives and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

There are many risks we are exposed to by doing business in China.

We are exposed to risks of doing business in China.  As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business.  In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China.  As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

•         the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

•         restrictions on currency exchange may limit our ability to receive and use our cash effectively;

•         the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;

•         there are uncertainties related to the enforcement of contracts with certain parties; and

•         more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. While we make every attempt to comply with these laws, our operations outside the United States may increase the risk of violating such laws. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and result in a material adverse effect on our reputation, business and results of operations or financial condition.

Risks Related to Owning Our Securities

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (CLIR: NASDAQ) has traded as low as $0.88 per share and as high as $11.75 per share based upon daily closing prices, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our securities.

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

We have a significant number of options and a small number of warrants outstanding and we may issue additional options in the future to employees, officers, directors, independent contractors and agents. Sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of February 28, 2019, we had outstanding options and warrants for the purchase of 2,039,377 and 100,313 shares of common stock, respectively. Under the ClearSign Combustion Corporation 2011 Equity Incentive Plan and the ClearSign Combustion Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares or options to employees, officers, directors, independent contractors and agents. Furthermore, as of December 31, 2018, we have reserved an additional 1,496,167 shares of common stock for such awards and the Plans provide that this number may increase quarterly by a collective amount of up to 11% of the number of shares issued by us each quarter. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $1,423,000 in 2018. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a non-accelerated filer company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal office is located at 12870 Interurban Avenue South, Seattle, Washington with satellite offices located in Tulsa, Oklahoma and Beijing, China. At our principal office in Seattle, we currently lease approximately 9,425 square feet of office and laboratory space, which is suitable and adequate for our current operations, under a triple net lease which expires in March 2020. Monthly minimum rent is approximately $12,000. The Company also has triple net operating leases for office space located in Tulsa, Oklahoma and Beijing, China. The term of the lease for the Tulsa location began in September 2016 and will expire in August 2019. The monthly minimum rent for our Tulsa location is approximately $2,100. The term of the lease for the Beijing location began in November 2018 and will expire in November 2020. The monthly minimum rent for our Beijing location is approximately $6,000 (37,000RMB).

ITEM 3: LEGAL PROCEEDINGS.

From time to time we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm our business. As of the date of this report, we are not a party to any material pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Nasdaq Capital Market under the symbol “CLIR”.

According to our transfer agent, as of March 11, 2019 we had approximately 141 shareholders of record. These numbers do not include an indeterminate number of holders whose shares are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Issuances of Unregistered Securities

On December 31, 2018, we issued 2,500 shares of common stock, having a per share value of $1.44, the closing price of our common stock on October 30, 2018, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group, LLC, for services provided in the three months ended December 31, 2018. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue the stock.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information about our equity compensation plans.

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

We have incurred losses since inception totaling $59,511,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $72.0 million in gross proceeds through the sale of our equity securities.

In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance and develop a critical level of successful sales and product installations. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that we will be successful in achieving our long-term plans, or that such plans, if consummated, will result in profitable operations or enable us to continue in the long-term as a going concern.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 16 full-time employees and 2 part-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We also expect to incur consulting expenses related to technology development, using third party expertise and resources is more cost effective than maintaining full time resources, commensurate with our current levels and we expect to incur increasing expenses to protect our intellectual property.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our audited consolidated financial statements included elsewhere in this report for a more complete description of our significant accounting policies.

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable accrued expenses and short-term investments in government securities. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Revenue, Cost of Goods Sold, and Gross Profit. The Company reported annual revenue of $530,000 in 2018 earned from installations of Duplex units at two enclosed ground flares and one OTSG, and recognized gross profit for the year of $103,000. The Company reported revenue of $540,000 from installation of Duplex units at three enclosed ground flares and a gross profit of $160,000 in 2017. We anticipate gross margins will normalize in the range of 50%, assuming an increase in volume of sales.

Operating Expenses. Operating expenses decreased by $198,000 to $9,674,000 in 2018 compared to $9,872,000 in operating expenses in 2017, a decrease of approximately 2%. The Company decreased its research and development (R&D) expenses by $660,000 to $4,052,000 for 2018 compared to $4,712,000 for 2017. R&D expenses decreased due primarily to a $443,000 decrease both in consulting costs related to the evaluation of our Duplex technology and laboratory related costs, all of which totaled $1,191,000 in 2018 as compared to $1,634,000 in 2017. The field testing decrease was offset in part by a small increase in general R&D costs. General & Administrative (G&A) expenses increased by $462,000 to $5,622,000 for 2018 compared to $5,160,000 for 2017. This increase is due to various activities, including costs of approximately $364,000 incurred in resolving a proposed solicitation of our shareholders and a write-off of approximately $322,000 of capitalized pending patents that were projected to be unnecessarily costly and could be disposed without degrading the quality of other intellectual property.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during 2018 by $141,000 to $9,571,000, compared to $9,712,000 in 2017, a decrease of approximately 1%.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for 2018 was $9,500,000 as compared to a net loss of $9,680,000 for 2017, resulting in a $180,000 decrease in the net loss or approximately 2%.

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalent balance totaled $8,949,000 compared to $1,247,000 at December 31, 2017, which we believe will be adequate to support our operations for at least the next 12 months from the date of issuance of this report. Although we are pursuing sales and co-development agreements, there is no assurance that we will be successful in entering into any such agreements or, if we do enter into such agreements, that they will provide adequate funds to support our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. From inception, the Company’s operations have been funded primarily through the sale of its common stock. In order to continue business operations beyond twelve months from the date of issuance of this report, the Company currently anticipates that it will need to raise additional capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions.

At December 31, 2018, our current assets were in excess of current liabilities resulting in working capital of $14,774,000 compared to $263,000 at December 31, 2017. The increase in working capital resulted primarily from a $7,702,000 increase in cash and cash equivalents, a $6,923,000 increase in short-term investments with maturities of twelve months or less, and a decrease of $266,000 in accrued compensation, offset by an increase of $134,000 in prepaid expenses and other assets.

Operating activities for 2018 resulted in cash outflows of $8,384,000 which were due primarily to the loss for the period of $9,500,000, offset by share based compensation from the Company’s employee and consultant equity plans of $224,000, services and compensation paid with common stock of $242,000, abandonment of capitalized patent costs of $322,000 and depreciation and amortization expense of $271,000. Operating activities for 2017 resulted in cash outflows of $8,258,000 which were due primarily to the loss for the period of $9,680,000, offset by share-based compensation from the Company’s employee and consultant equity plans of $369,000, services and compensation paid with common stock of $342,000, and depreciation and amortization expense of $297,000.

Investing activities for 2018 and 2017 resulted in cash outflows of $7,425,000 and $421,000, respectively. On December 31, 2018, we had investments of $6,923,000 of cash in short-term U.S. Treasury securities. Development of capitalized patents and other intangible assets resulted in cash outflows of $408,000 and $327,000, respectively. Acquisition of fixed assets for 2018 and 2017, resulted in cash outflows of $94,000, in each of 2018 and 2017.

Financing activities for 2018 resulted in $23,511,000 of cash inflows from the underwritten offering of our common stock that we completed on February 27, 2018, which provided gross proceeds of $12.9 million and net cash proceeds of $11.9 million and the private offering of our common stock that we completed on July 20, 2018, which provided gross proceeds of $11.7 million and net cash proceeds of $11.6 million. Financing activities for 2017 resulted in $8,667,000 of cash inflows from the shareholder rights offering and sale of units we completed on January 25, 2017, which provided gross proceeds of $9.6 million and net cash proceeds of $8.7 million.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearSign Combustion Corporation and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Combustion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Combustion Corporation and subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity

As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows since its inception. The Company’s continued operations are dependent upon its ability to raise additional funds through equity or debt financing and attain profitable operations.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2011

Santa Monica, California

March 12, 2019

ClearSign Combustion Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$8,949,000	$1,247,000
Short-term investments	6,923,000	-
Contract assets	39,000	184,000
Prepaid expenses and other assets	500,000	366,000
Total current assets	16,411,000	1,797,000

Fixed assets, net	457,000	498,000
Patents and other intangible assets, net	1,759,000	1,856,000
Other assets	10,000	10,000

Total Assets	$18,637,000	$4,161,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,080,000	$768,000
Current portion of lease liabilities	216,000	159,000
Accrued compensation and taxes	341,000	607,000
Total current liabilities	1,637,000	1,534,000
Long Term Liabilities:
Long term lease liabilities	91,000	195,000
Total liabilities	1,728,000	1,729,000

Commitments and conttingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,697,261 and 15,608,853 shares issued and
outstanding at December 31, 2018 and December 31, 2017, respectively	3,000	2,000
Additional paid-in capital	76,417,000	52,441,000
Accumulated deficit	(59,511,000)	(50,011,000)
Total stockholders' equity	16,909,000	2,432,000

Total Liabilities and Stockholders' Equity	$18,637,000	$4,161,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017

Sales	$530,000	$540,000
Cost of goods sold	427,000	380,000

Gross profit	103,000	160,000

Operating expenses:
Research and development	4,052,000	4,712,000
General and administrative	5,622,000	5,160,000

Total operating expenses	9,674,000	9,872,000

Loss from operations	(9,571,000)	(9,712,000)

Other income:
Interest income	71,000	32,000

Net loss	$(9,500,000)	$(9,680,000)

Net loss per share - basic and fully diluted	$(0.42)	$(0.63)

Weighted average number of shares outstanding - basic and fully diluted	22,856,210	15,421,095

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at January 1, 2017	12,983,938	$1,000	$42,574,000	$(40,331,000)	$2,244,000
Shares issued in rights offering ($3.03 per share)	2,395,471	1,000	7,257,000	-	7,258,000
Warrants issued in rights offering ($0.97 per warrant)	-	-	2,324,000	-	2,324,000
Issuance costs of rights offering	-	-	(915,000)	-	(915,000)
Shares issued in payment of accrued compensation ($3.60 per share)	136,110	-	490,000	-	490,000
Shares issued for services ($4.85 per share)	5,000	-	24,000	-	24,000
Shares issued for services ($3.50 per share)	5,000		18,000		18,000
Shares issued for 2017 board services ($3.60 per share)	83,334	-	300,000	-	300,000
Share based compensation	-	-	369,000	-	369,000
Net loss	-	-	-	(9,680,000)	(9,680,000)

Balances at December 31, 2017	15,608,853	2,000	52,441,000	(50,011,000)	2,432,000
Shares issued in stock offerings ($2.25 per share)	10,963,543	1,000	24,667,000	-	24,668,000
Issuance costs of offerings	-	-	(1,157,000)	-	(1,157,000)
Shares issued for services ($3.50 per share)	7,500	-	26,000	-	26,000
Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000
Shares issued for 2018 board service ($1.85 per share)	114,865	-	212,000	-	212,000
Share Based Compensation	-	-	224,000	-	224,000
Net loss	-	-	-	(9,500,000)	(9,500,000)
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Combustion Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,500,000)	$(9,680,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	242,000	342,000
Share based compensation	224,000	369,000
Depreciation and amortization	271,000	297,000
Abandonment and impairment of capitalized patent costs	322,000	-
Change in operating assets and liabilities:
Contract assets	145,000	(184,000)
Accounts receivable	-	103,000
Prepaid expenses and other assets	(134,000)	169,000
Accounts payable and accrued liabilities	312,000	13,000
Accrued compensation and taxes	(266,000)	428,000
Contract liabilities	-	(115,000)
Net cash used in operating activities	(8,384,000)	(8,258,000)

Cash flows from investing activities:
Acquisition of fixed assets	(94,000)	(94,000)
Disbursements for patents and other intangible assets	(408,000)	(327,000)
Investment in short-term treasury bills	(6,923,000)	-
Net cash used in investing activities	(7,425,000)	(421,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and units of common stock and warrants for cash, net of offering costs	23,511,000	8,667,000
Net cash provided by financing activities	23,511,000	8,667,000

Net increase (decrease) in cash and cash equivalents	7,702,000	(12,000)
Cash and cash equivalents, beginning of year	1,247,000	1,259,000
Cash and cash equivalents, end of year	$8,949,000	$1,247,000

Supplemental disclosure of non-cash operating activities:

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

ClearSign Combustion Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Combustion Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its Duplex technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and its Electrodynamic Combustion Control or ECC technology, which introduces a computer-controlled electric field into the combustion region that may better control gas-phase chemical reactions and improve system performance and cost-effectiveness. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the “Company” refers to ClearSign Combustion Corporation and its wholly-owned subsidiary, ClearSign Asia Limited.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $59,511,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ClearSign and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Short-Term Investments

Short-term investments consist of U.S. Treasury bills with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis which approximates fair value.

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

Fixed Assets and Leases

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

The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts payable and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term maturities of these instruments.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consulting fees, rent, utilities, depreciation, and consumables.

In 2018, the Company received $44,000 to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2018 and 2017 include assets amounting to approximately $199,000 and $0, respectively, relating to operations of the Company in China. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

Foreign Currency

The functional currency of ClearSign Asia Limited is the U.S. dollar. The Company remeasures the transactions denominated in Chinese Yuan at the average exchange rate in effect during the period. At the end of each reporting period, the Company remeasures ClearSign Asia Limited’s monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income (expense), net in the consolidated statements of operations. Foreign currency exchange gain (losses) has not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2018 and 2017, potentially dilutive shares outstanding amounted to 3,376,061 and 3,489,644, respectively.

Recently Adopted Standards

In May 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company currently does not have any modifications to existing stock compensation agreements and will be able to calculate the impact of the ASU once modifications arise.

Recently Issued Accounting Pronouncements

In June 2018 FASB issued ASU No. 2018-07 Compensation-Stock Compensation. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company currently does not believe this amendment applies to any of its transactions at this time.

In November 2018 FASB issued ASU 2018-18 Topic 808 Collaborative Arrangements, The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows: (1) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company currently does not believe this amendment applies.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	December 31,
	2018	2017

Machinery and equipment	$853,000	$801,000
Office furniture and equipment	186,000	167,000
Leasehold improvements	150,000	147,000
Right of use asset-operating leases	637,000	518,000
Accumulated depreciation and amortization	(1,369,000)	(1,135,000)
	$457,000	$498,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington through March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma through August 2019 with monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000.

Lease costs for the years ended December 31, 2018 and 2017 and other quantitative disclosures are as follows:

	For the years ended December 31,
	2018	2017
Lease cost:
Operating lease cost	$218,000	$214,000
Short-term lease cost	-	47,000
Total lease cost	$218,000	$261,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$181,000

Right-of-use assets obtained in exchange for new operating lease liabilities
For operating lease:
Weighted average remaining lease term (in years)		1.47
Weighted average discount rate		5.56%

Minimum future payments under the Company’s leases at December 31, 2018 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2019	216,000	221,000
2020	91,000	92,000
Total	$307,000	$313,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,
	2018	2017
Patents
Patents pending	$1,202,000	$1,167,000
Issued patents	761,000	930,000
	1,963,000	2,097,000
Trademarks
Trademarks pending	55,000	41,000
Registered trademarks	23,000	23,000
	78,000	64,000
Other	8,000	8,000
	2,049,000	2,169,000
Accumulated amortization	(290,000)	(313,000)
	$1,759,000	$1,856,000

Future amortization expense associated with awarded patents and registered trademarks as of December 31, 2018 is estimated as follows:

2019	$169,000
2020	142,000
2021	88,000
2022	62,000
2023	32,000
Thereafter	7,000
$500,000

In 2018, the Company reassessed its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio were maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. As a result, during the year ended December 31, 2018, the Company recorded impairment loss of $322,000 of capitalized patents costs. There was no such impairment loss recognized during the year ended December 31, 2017.

Note 5 – Sales, Contract Assets and Contract Liabilities

During 2018, the Company recognized revenue totaling $360,000 from completed flare projects, $128,000 of revenue from completion of a once through steam generator (OTSG) project and revenue of $42,000 from a small project. To date, all of the Company’s sales have been Duplex products sold in the United States. At December 31, 2018, the Company had contract assets of $39,000 and contract liabilities of $0.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of December 31, 2018 and 2017, is as follows:

	2018	2017
Warranty liability, beginning of year	$181,000	$213,000
Accruals	51,000	69,000
Payments	(32,000)	(114,000)
Adjustments and other	57,000	13,000
Warranty liability, end of year	$257,000	$181,000

Note 7 - Income Taxes

Through December 31, 2018, the Company incurred net operating losses for federal tax purposes of approximately $55,000,000. The net operating loss carry forwards may be used to reduce taxable income through the years 2028 to 2038. The availability of the Company's net operating loss carry forwards is subject to limitation if there is a change in the ownership of the Company's stock of 50% or more.

 A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2018	2017
Expected tax benefit at 21%	$(1,970,000)	$(3,291,000)
Tax Reform		6,210,000
Change in valuation allowance	1,890,000	(3,070,000)
Other	80,000	151,000
Provision for income taxes	$-	$-

The net deferred tax asset at December 31, 2018 and 2017 was $11,910,000 and $10,020,000, respectively. In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. Significant components of the deferred tax assets (liabilities), are approximately as follows:

F-13

	2018	2017
Net operating loss carry forwards	$11,540,000	$9,860,000
Accrued liabilities	280,000	210,000
Stock compensation	(50,000)	(90,000)
Depreciation	160,000	60,000
Prepaid expenses	(20,000)	(20,000)
Other	-	-
Deferred tax assets, net	11,910,000	10,020,000
Valuation allowance	(11,910,000)	(10,020,000)
Net deferred tax asset	$-	$-

Although the Company is not under examination, the tax years for 2015 and forward are subject to examination by United States tax authorities.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018, and 2017, there were no accrued interest or penalties related to uncertain tax positions.

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

The key impact of the Tax Act on the Company’s financial statements for the year ended December 31, 2017 was the re-measurement of deferred tax balances to the new corporate tax rate. In order to calculate the effects of the new corporate tax rate on the Company’s deferred tax balances, ASC 740 “Income Taxes” (“ASC 740’) required the re-measurement of the Company’s deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The re-measurement of the Company’s deferred tax balances resulted in a net reduction in deferred tax assets of $6.2 million offset with a corresponding adjustment to the valuation allowance.

Note 8 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In February 2018, the Company completed an offering of common stock whereby 5,750,000 shares of common stock at a price of $2.25 per share were issued and sold for net cash proceeds of approximately $11.9 million.

In July 2018, the Company completed a private equity offering of 5,213,543 shares of common stock at a price of $2.25 per share to ClirSPV, LLC (Investor). Gross proceeds from the offering totaled $11.7 million and net cash proceeds approximated $11.6 million. The Stock Purchase Agreement permitted the Investor to purchase from the Company up to an aggregate 478,854 shares of common stock at a price of $4 per share (Additional Purchase Right). Pursuant to the terms of the Additional Purchase Right, the Investor had the right to purchase shares of common stock from the Company, as the warrants previously issued to the investors by the Company in its January 25, 2017 rights offering were exercised and the warrant shares were issued. As of December 31, 2018, no warrants issued in the rights offering had been exercised and the warrants have since expired unexercised on January 25, 2019. The Additional Purchase Right expired on February 1, 2019. The Additional Purchase Right was considered an equity instrument accounted for as a component of the actual price per common share paid by the Investor in the private offering. For basic earnings per share, the common shares associated with the Additional Purchase Right were treated as contingently issuable shares and were not included in basic earnings per share for the year ended December 31, 2018.

The Stock Purchase Agreement also permits the Investor to participate in future capital raising transactions (Participation Right) on the same terms as other investors participating in such transactions. The Participation Right will expire on December 31, 2023.

In no event may the Participation Right be exercised to the extent it would cause the Investor or any of its affiliates to beneficially own 20% or more of the Company’s then outstanding common stock or hold shares with 20% or more of the voting power.

The Company filed a registration statement to register the shares issued in this private offering and shares underlying the Additional Purchase Right. The registration statement was declared effective by the SEC on September 21, 2018.

In January 2017, the Company completed a rights offering and public offering of units comprised of common stock and warrants at a purchase price of $4.00 per unit pursuant to which the Company issued 2,395,471 shares of common stock together with warrants for the purchase of 2,395,471 shares of common stock. The warrants allowed each holder to purchase one share of common stock at an exercise price of $4.00 per share, were non-callable, and were publicly traded on the Nasdaq Capital Market under the symbol “CLIRW” until they expired on January 25, 2019. Gross proceeds from the offering totaled $9.6 million and net cash proceeds approximated $8.7 million. Expenses of the offering approximated $915,000, including dealer-manager and placement agent fees of $575,000 paid to MDB Capital Group LLC (MDB) and MDB’s legal fees of $60,000. The net cash proceeds were allocated to the relative fair values of the common stock and warrants on the date of issuance resulting in an allocation of $3.03 per share to the common stock and $0.97 per share to the warrants.

Equity Incentive Plan

The ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of December 31, 2018, the number of shares reserved for issuance under the Plan totaled 2,768,618 shares. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. Activity under the Plan is as follows:

	2018	2017
Reserved but unissued shares under the Plan, beginning of year	191,656	266,884
Increases in the number of authorized shares under the Plan	1,106,088	255,261
Grants of stock options	(224,000)	(127,000)
Stock option forfeitures	337,583	15,955
Exercise of stock options	-	-
Stock grants	(114,865)	(219,444)
Stock grant forfeitures	-	-
Reserved but unissued shares under the Plan, end of year	1,296,462	191,656

Stock Options

In 2018, the Company granted from the Plan to certain employees stock options for the purchase of 224,000 shares of stock. The stock options have exercise prices based on the grant date fair values ranging from $1.85 to $2.10 per share with a weighted average of $1.94 per share, a contractual life of 10 years, and vesting over three to four years. As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility was determined through the Company’s historical stock price volatility. The Company estimated the forfeiture rate at the time of grant and will revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	6.20 years
Weighted average volatility	70%
Forfeiture rate	15%
Weighted average risk-free interest rate	2.74%
Expected dividend rate	0%

The fair value of stock options granted, estimated on the date of grant using the Black-Scholes option valuation model, was $236,000. The recognized compensation expense associated with these grants in 2018 was $43,000.

On December 31, 2018 the Company entered into a consulting agreement with its former Chief Executive Officer, Stephen Pirnat, which expires on December 31, 2020. Pursuant to the terms of the consulting agreement, Mr. Pirnat’s vested options were extended for a period of two years. The compensation expense associated with the extension of the term of the fully vested options was immaterial.

A summary of the Company’s stock option activity and related information is as follows:

	2018			2017
	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	993,860	$4.81	6.94	882,815	$4.98	7.51
Granted	224,000	$1.94	9.23	127,000	$3.69	9.48
Exercised	-	-	-	-	-	-
Forfeited/Expired/Exchanged	(337,583)	$4.19	-	(15,955)	$5.15	-
Outstanding at December 31	880,277	$4.32	9.04	993,860	$4.81	6.94
Exercisable at December 31	587,962	$5.17	6.49	754,989	$4.98	6.32

A summary of the status of the Company’s non-vested stock options at December 31 and changes during the year is as follows:

	2018		2017

	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value

Non-vested stock options at January 1	238,871	$4.27	335,283	$5.09
Granted	224,000	$1.94	127,000	$3.74
Vested	(122,647)	$4.15	(207,457)	$5.16
Exercised	-	-	-	-
Forfeited/Expired/Exchanged	(47,909)	$3.82	(15,955)	$5.15
Non-vested stock options at December 31	292,315	$2.61	238,871	$4.27

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2018 is $0. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2018, there was $377,000 of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan. That cost is expected to be recognized in future years as follows:

2019	184,000
2020	119,000
2021	63,000
2022	11,000
$377,000

The recognized compensation cost associated with the Plan is as follows:

	2018	2017
Research and development	$145,000	$119,000
General and administrative	79,000	250,000
Effect on net loss	$224,000	$369,000
Effect on net loss per share	$0.01	$0.02

Stock Grants

In May 2018, the Company authorized shares of common stock to be issued under the Plan to its non-executive directors in accordance with board agreements. The shares were earned quarterly for service in 2018. The Company recognized $212,000, represented by 114,865 shares, in general and administrative expense through December 31, 2018.

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

In 2017, the Company issued 83,334 shares of common stock under the Plan to its three non-executive directors for 2018 compensation in accordance with agreements entered into with each director. The common stock was subject to repurchase rights by the Company at $0.0001 per share through February 10, 2018 upon the termination of the individual’s services as a director or other circumstances as set forth in the award agreements. The fair value of the stock at the time of grant was $3.60 per share for a total value of $300,000, which the Company recognized in general and administrative expense in 2017.

Consultant Stock Plan

The 2013 Consultant Stock Plan (the Consultant Plan) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on December 31, 2018 totaled 199,705 shares. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Company granted 7,500 and 10,000 shares of common stock in 2018 and 2017, respectively, under the Consultant Plan to a consultant for services for the period from January 1, 2017 to September 30, 2018. The fair value of the stock at the time of grant was $3.50 per share for a total value of $26,000 and $35,000 in 2018 and 2017, respectively, which the Company recognizes in general and administrative expense on a pro-rated quarterly basis. The Company also granted 10,000 shares of common stock to a second consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000, for which the Company recognized $4,000 for 2,500 shares in general and administrative expense on a pro-rated quarterly basis in the fourth quarter of 2018. The Consultant Plan expense for 2018 and 2017 was $30,000 and $42,000, respectively.

Activity under the Consultant Plan is as follows:

	2018	2017
Reserved but unissued shares under the Consultant Plan at January 1	99,159	83,633
Increases in the number of authorized shares under the Consultant Plan	110,546	25,526
Stock grants	(10,000)	(10,000)
Reserved but unissued shares under the Consultant Plan at Period End	199,705	99,159

Warrants

In conjunction with the January 2017 rights offering, the Company issued warrants for the purchase of 2,395,471 shares of common stock at $4.00 per share. The warrants expired on January 25, 2019.

A summary of the Company’s warrant activity and related information is as follows:

	2018		2017
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	2,495,784	$3.98	445,313	$4.65
Granted	-	-	2,395,471	$4.00
Exercised	-	-	-	-
Forfeited/Expired	-	-	(345,000)	$5.00
Outstanding at Period End	2,495,784	$3.98	2,495,784	$3.98

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2018:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	2.13
$4.00	2,395,471	$4.00	0.07
$10.00	20,313	$10.00	0.18
	2,495,784	$3.98

The intrinsic value of the outstanding warrants was $0 at December 31, 2018.

Note 9 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees whereby the Company matches employee contributions up to 3% of each employee’s 2018 and 2017 earnings. The Company’s matching contribution expense totaled $85,000 and $86,000 in 2018 and 2017, respectively.

Note 10 – Related Party Transactions

In connection with the January 2017 rights offering, the Company paid the dealer-manager and placement agent, MDB Capital Group LLC, fees of $575,000 and legal fees and other costs of $60,000. MDB and its chief executive officer were significant owners of the Company’s common stock at the time of this offering.

In November 2018,  one of the Company’s shareholders, who is also a co-founder and member of MDB Capital Group LLC, filed a draft solicitation statement with the SEC seeking the support of the Company’s shareholders in making a demand that the Company call a special meeting of its shareholders. In January 2019, the Company entered into a Cooperation Agreement with this shareholder pursuant to which the shareholder withdrew his request to hold a special meeting. The Cooperation Agreement among other things, includes certain standstill provisions. The term of the Cooperation agreement will continue until the earlier of (i) the day immediately following the date of 2020 annual meeting or (ii) December 31, 2020. Pursuant to the terms of the Cooperation Agreement the Company reimbursed the shareholder $40,000 for expenses, which is included in accounts payable and accrued liabilities at December 31, 2018. Total costs incurred in connection with this matter, including the amount reimbursed to the shareholder, totaled approximately $364,000 and is included in general and administrative expenses for the year ended December 31, 2018.

Note 11 – Commitments and Contingencies

Employment Contract

On January 28, 2019, the Company entered into an employment contract with its President Dr. Colin ‘Jim’ Deller as described in Note 13.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of this report, we are not a party to any material pending legal proceedings.

Note 12 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2018 and 2017 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2018
Revenue	$530,000	$-	$-	$-
Gross Profit (Loss)	$135,000	$(20,000)	$(9,000)	$(3,000)
Operating Expense	$2,413,000	$2,370,000	$2,306,000	$2,585,000
Net Loss	$(2,278,000)	$(2,389,000)	$(2,292,000)	$(2,541,000)
Net Loss per share - basic and fully diluted	$(0.13)	$(0.11)	$(0.09)	$(0.10)

For the year ended December 31, 2017
Revenue	$360,000	$-	$-	$180,000
Gross Profit (Loss)	$109,000	$-	$(15,000)	$66,000
Operating Expense	$2,502,000	$2,251,000	$2,460,000	$2,659,000
Net Loss	$(2,379,000)	$(2,236,000)	$(2,472,000)	$(2,593,000)
Net Loss per share - basic and fully diluted	$(0.16)	$(0.17)	$(0.16)	$(0.17)

Note 13 – Subsequent Event

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company will employ Dr. Deller as its President until April 1, 2019, at which time Dr. Deller will become the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company will pay Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company has agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary.

On January 4, 2019, the Company’s Chief Operating Officer, Dr. Roberto Ruiz, announced his retirement. Dr. Ruiz also entered into a two year consulting contract with the Company in order to ensure a smooth transition of his projects.

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

Report on Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer (our principal executive officer) and our interim chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our interim chief executive officer and our interim chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our interim chief executive officer and our interim chief financial officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our interim chief executive officer and our interim chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our interim chief executive officer and our interim chief financial officer determined that, as of December 31, 2018, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2018.

Code of Business Conduct and Ethics

The Board of Directors has adopted a code of business conduct and ethics (the Code) designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the SEC and in the Company’s other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of Code violations to an appropriate person or persons, as identified in the Code and accountability for adherence to the Code. The Code applies to all directors, executive officers and employees of the Company. The Code may be found on the Company’s website at www.clearsign.com.

The Company intends to disclose any amendments to or waivers of its code of ethics as it applies to directors or executive officers by disclosing them on Form 8-K.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Equity Compensation Plan Information

The table below provides information as of December 31, 2018 regarding the compensation plans (2011 Equity Incentive Plan and 2013 Consultant Stock Plan) under which equity securities of ClearSign are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	3,376,061	$4.07	1,496,167
Equity compensation plans not not approved by security holders	-	-	-
	3,376,061	$4.07	1,496,167

The above table excludes vested stock grants of 591,879 and 53,250 shares under the 2011 Equity Incentive Plan and the 2013 Consultant Stock Plan, respectively.

In January 2011, our shareholders approved the ClearSign Combustion Corporation 2011 Equity Incentive Plan that provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In May 2013, the shareholders approved the 2013 Consultant Stock Plan that provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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

15(a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Table below. The Company has identified in the Exhibit Table each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)
3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (1)
3.2	Bylaws of ClearSign Combustion Corporation (1)
4.1	Form of Common Stock Certificate (5)
4.2	Warrant issued to Brean Capital LLC on March 5, 2014 (3)
4.3	Warrant Agent Agreement and Form of Warrant Certificate (7)
10.1	Office Lease Agreement (1)
10.2	Form of Confidentiality and Proprietary Rights Agreement (5)
10.3	ClearSign Combustion Corporation 2011 Equity Incentive Plan (1)
10.4	Form of Director and Officer Indemnification Agreement (1)+
10.5	Employment Agreement dated February 3, 2015 between the registrant and Stephen E. Pirnat (4)+
10.6	ClearSign Combustion Corporation 2013 Consultant Stock Plan (2)
10.7	First Amendment to Office Lease Agreement dated December 17, 2013 (3)
10.8	Dealer Manager and Placement Agent Agreement date December 7, 2016 (6)
10.9	Second Amendment to Office Lease Agreement dated September 29, 2016*
10.10	Separation Agreement and General Release dated May 11, 2017 between the registrant and James N. Harmon (8)+
10.11	Consulting Agreement dated May 11, 2017 between the registrant and James N. Harmon (8)
10.12	Confidential Separation Agreement and General Release dated September 7, 2017 between the registrant and Andrew U. Lee (9)+
10.13	Consulting Agreement dated September 7, 2017 between the registrant and Andrew U. Lee (9)
10.14	Confidential Separation Agreement and General Release dated December 31, 2018 between the registrant and Stephen Pirnat (10)+
10.15	Consulting Agreement dated December 31, 2018 between the registrant and Stephen Pirnat (10)+
10.16	Confidential Separation Agreement and General Release dated January 4, 2019 between the registrant and Roberto Ruiz (11)+
10.17	Consulting Agreement dated January 4, 2019 between the registrant and Roberto Ruiz (11)+
10.18	Cooperation Agreement dated January 8, 2019 between the registrant and Anthony DiGiandomenico and his affiliates (12)
10.19	Cooperation Agreement dated January 8, 2019 between the registrant, MDB Capital Group LLC and Christopher Marlett (12)
10.20	Employment Agreement dated January 28, 2019 between the registrant and Colin James Deller (13)+
21	Subsidiaries of the registrant*

23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

**Furnished herewith.

+Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(2)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2016.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 24, 2018.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2018.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2018.

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2019.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2019.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2019.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION

Date: March 12, 2019	By:	/s/ Robert T. Hoffman
Robert T. Hoffman
Interim Chief Executive Officer

Date: March 12, 2019	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2019	/s/ Robert T. Hoffman
Robert T. Hoffman
Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2019	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 12, 2019	/s/ Lon E. Bell
Lon E. Bell, Ph.D., Director

Date: March 12, 2019	/s/ James M. Simmons
James M. Simmons, Director

Date: March 12, 2019	/s/ Susanne L. Meline
Susanne L. Meline, Director

Date: March 12, 2019	/s/ Bruce A. Pate
Bruce A. Pate, Director

