Form 10-Q
period 2019-03-31
CLEARSIGN COMBUSTION CORP
filed 2019-05-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	CLIR	The Nasdaq Stock Market LLC

As of May 14, 2019, the issuer has 26,699,761 shares of common stock, par value $.0001, issued and outstanding

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$6,771,000	$8,949,000
Short-term investments	6,967,000	6,923,000
Contract assets	39,000	39,000
Prepaid expenses and other assets	455,000	500,000
Total current assets	14,232,000	16,411,000

Fixed assets, net	385,000	457,000
Patents and other intangible assets, net	1,862,000	1,759,000
Other assets	10,000	10,000

Total Assets	$16,489,000	$18,637,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,119,000	$1,080,000
Current portion of lease liabilities	214,000	216,000
Accrued compensation and taxes	199,000	341,000
Total current liabilities	1,532,000	1,637,000
Long Term Liabilities:
Long term lease liabilities	41,000	91,000
Total liabilities	1,573,000	1,728,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,699,761 and 26,697,261 shares issued and
outstanding at March 31, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	76,753,000	76,417,000
Accumulated deficit	(61,840,000)	(59,511,000)
Total stockholders' equity	14,916,000	16,909,000

Total Liabilities and Stockholders' Equity	$16,489,000	$18,637,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Sales	$-	$530,000
Cost of goods sold	1,000	395,000

Gross profit (loss)	(1,000)	135,000

Operating expenses:
Research and development, net of grants	902,000	1,134,000
General and administrative	1,474,000	1,279,000

Total operating expenses	2,376,000	2,413,000

Loss from operations	(2,377,000)	(2,278,000)

Other income:
Interest income	48,000	-

Net loss	$(2,329,000)	$(2,278,000)

Net loss per share - basic and fully diluted	$(0.09)	$(0.13)

Weighted average number of shares outstanding - basic and fully diluted	26,697,289	17,717,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the Three Months Ended March 31, 2019 and 2018

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000

Shares issued for services ($1.44 per share)	2,500	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000
Share based compensation	-	-	233,000	-	233,000
Net loss	-	-	-	(2,329,000)	(2,329,000)

Balances at March 31, 2019	26,699,761	$3,000	$76,753,000	$(61,840,000)	$14,916,000

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offering ($2.25 per share)	5,750,000	-	12,937,000	-	12,937,000
Issuance costs of rights offering	-	-	(1,014,000)	-	(1,014,000)
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Share Based Compensation			50,000		50,000
Net loss	-	-	-	(2,278,000)	(2,278,000)

Balances at March 31, 2018	21,361,353	$2,000	$64,423,000	$(52,289,000)	$12,136,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,329,000)	$(2,278,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,000	9,000
Share based compensation	233,000	50,000
Depreciation and amortization	70,000	79,000
Accrued interest income	(44,000)	-
Change in operating assets and liabilities:
Contract assets	-	145,000
Accounts receivable	-	(344,000)
Prepaid expenses and other assets	45,000	(121,000)
Accounts payable and accrued liabilities	42,000	379,000
Accrued compensation and taxes	(42,000)	221,000
Net cash used in operating activities	(2,022,000)	(1,860,000)

Cash flows from investing activities:
Acquisition of fixed assets	(11,000)	(2,000)
Disbursements for patents and other intangible assets	(145,000)	(106,000)
Net cash used in investing activities	(156,000)	(108,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	11,923,000
Net cash provided by financing activities	-	11,923,000

Net increase (decrease) in cash and cash equivalents	(2,178,000)	9,955,000
Cash and cash equivalents, beginning of year	8,949,000	1,247,000
Cash and cash equivalents, end of year	$6,771,000	$11,202,000

Supplemental disclosure of non-cash operating activities:

During the three months ended March 31, 2019, the Company issued stock options to purchase a total of 159,100 shares of common stock to certain of its officers and employees in satisfaction of $100,000 of accrued compensation at December 31, 2018.

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

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $61,840,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements.

In the opinion of management, these consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of ClearSign and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

During the three months ended March 31, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018 include assets amounting to approximately$234,000 and $199,000, respectively, relating to operations of the Company in China. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2019 and 2018, potentially dilutive shares outstanding amounted to 1,516,540 and 3,465,168, respectively.

Recently Adopted Standards

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Machinery and equipment	$857,000	$853,000
Office furniture and equipment	193,000	186,000
Leasehold improvements	150,000	150,000
Right of use asset-operating leases	637,000	637,000
Accumulated depreciation and amortization	(1,452,000)	(1,369,000)
	$385,000	$457,000

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

Lease costs for the three months ended March 31, 2019 and 2018 and other quantitative disclosures are as follows (unaudited):

	For the three months ended March 31,
	2019	2018
Lease cost:
Operating lease cost	$59,000	$53,000
Total lease cost	$59,000	$53,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$60,000

Right-of-use assets obtained in exchange for new operating lease liabilities
For operating lease:
Weighted average remaining lease term (in years)		1.45
Weighted average discount rate		5.56%

Minimum future payments under the Company’s leases at March 31, 2019 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2019 (remaining 9 months)	177,000	171,000
2020	78,000	95,000
Total	$255,000	$266,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Patents
Patents pending	$1,313,000	$1,202,000
Issued patents	791,000	761,000
	2,104,000	1,963,000
Trademarks
Trademarks pending	59,000	55,000
Registered trademarks	23,000	23,000
	82,000	78,000
Other	8,000	8,000
	2,194,000	2,049,000
Accumulated amortization	(332,000)	(290,000)
	$1,862,000	$1,759,000

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2019 is estimated as follows (unaudited):

2019 (remaining 9 months)	$130,000
2020	151,000
2021	97,000
2022	64,000
2023	33,000
Thereafter	6,000
$481,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recognized revenues totaling $530,000 from completed flare projects. At March 31, 2019, the Company had contract assets of $39,000 and contract liabilities of $0. The cost of goods sold of $1,000, recognized during the three months ended March 31, 2019, related to additional warranty costs incurred for previously completed contracts.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2019, the number of shares of common stock reserved for issuance under the Plan totaled 2,180,367. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 10% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

In the three months ended March 31, 2019, the Company made awards of stock options for the purchase of an aggregate 559,100 shares of common stock to its employees from the Plan. Of these awards, options covering 159,100 shares of common stock were awarded in lieu of cash bonuses for 2018 and the expense was recorded during the year ended December 31, 2018. The remaining 400,000 stock option awards have exercise prices at the grant date fair value ranging from $1.21 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $222,000. The recognized compensation expense associated with these awards for the three months ended March 31, 2019 was $74,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.89 years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Outstanding stock option awards at March 31, 2019 and December 31, 2018 totaled 1,436,540 shares and 880,277 shares, respectively, with the right to purchase 900,399 shares and 587,962 shares being vested and exercisable at March 31, 2019 and December 31, 2018, respectively. The recognized compensation expense associated with stock option awards for the three months ended March 31, 2019 and 2018 totaled $126,000 and $50,000, respectively. On March 31, 2019 the number of shares reserved under the Plan but unissued totaled 743,827. At March 31, 2019, there was $472,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.The intrinsic value of outstanding stock options was $0 at March 31, 2019.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2019 totaled 253,317 with 197,567 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000. The Consultant Plan expense for the three months ended March 31, 2019 and 2018 was $3,000 and $9,000, respectively.

Incentive Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. During the three months ending March 31, 2019 the Company granted 600,000 incentive stock options as an inducement to its President and Chief Executive Officer to accept the Company’s offer of employment. (see Note 7) The stock options have exercise prices at the award date fair value ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $329,000. The recognized compensation expense associated with these awards for the three months ended March 31, 2019 was $110,000. The remaining unrecognized compensation expense associated with these awards is $219,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75 years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Warrants

At March 31, 2019, warrants for the purchase of 80,000 shares of common stock at an exercise price of $1.80 per share were outstanding and had a remaining life of 1.88 years.

During the quarter ending March 31, 2019, warrants to purchase an aggregate 2,415,784 shares of common stock issued by the Company on March 5, 2014 and January 25, 2017 expired in accordance with their terms. The intrinsic value of the outstanding warrants was $0 at March 31, 2019.

Note 7 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an incentive option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an incentive option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of this report, the Company is not a party to any material pending legal proceedings.

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Note 8 – Subsequent Event

Nasdaq Listing Requirements

On April 17, 2019, the Company received a letter from The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). The letter also indicates that the Company will be provided with a compliance period of 180 calendar days, or until October 14, 2019, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. The Company intends to continue to monitor the bid price levels for the common stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;
•	our ability to successfully develop and implement our technology and achieve profitability;
•	our limited operating history;
•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
•	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
•	customer demand for the products and services we develop;
•	the impact of competitive or alternative products, technologies and pricing;
•	our ability to manufacture any products we design;
•	general economic conditions and events and the impact they may have on us and our potential customers;
•	our ability to obtain adequate financing in the future;
•	our ability to continue as a going concern;
•	our success at managing the risks involved in the foregoing items; and
•	other factors discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented Duplex™ technology is capable of enhancing the performance of combustion systems in a broad range of markets, including energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, and petrochemical. Our Duplex technology, which is our primary technology, uses a porous ceramic tile above a standard burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or high excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008. In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

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

Based on the results of our testing, we believe that Duplex compares favorably with current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), high excess air systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed ground flares, and packaged boilers.

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. To date, our operations have been located in the United States, but we are reviewing opportunities in China and Europe.

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

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices stabilized during 2016 and 2017 and enjoyed appreciation with the general post-presidential election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $108 per barrel to approximately $26 per barrel, with 2018 prices ranging from $44 to $77 per barrel and April 2019 prices approximating $64 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our Duplex technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

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

Emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated pollutant by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997 to 75 ppb in 2008 and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to this 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

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

Process Heaters in the Oil Refining Industry

To date, we have successfully retrofitted two process heaters with the standard Duplex and one demonstration unit with the Duplex Plug & Play design. The Duplex Plug & Play design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. The Duplex Plug & Play technology is intended to be installed, to operate and to be controlled in a manner similar to traditional commercial burners. We believe that this simplifies the adoption of the Plug & Play technology into our customers’ heaters and furnaces. We plan to continue field testing larger size Duplex Plug & Play devices, as well as alternate multi-burner configurations, to demonstrate the performance and dependability of the product. We believe that this product, our first complete burner product, will be suitable for licensing or other potential supply and manufacturing arrangements with OEMs that have established manufacturing and distribution capabilities.

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

Duplex’s Emission Results and Business Plan

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

Our business plan contemplates licensing our technology through forming some other type of collaborative supply agreement after we prove commercial viability and generate interest from end users and OEMs. We believe that collaboration with established OEMs will significantly change the makeup of our sales mix, sales cycles, and margins. A supply collaboration within one or an array of selected vertical markets (e.g. burners for refinery process heaters or institutional commercial and industrial boilers) could dramatically accelerate the global sales and market adoption rate of our technology. However, in order to create channel flexibility and meet end user demand, we intend to continue to pursue end user customers through direct sales and promotional activities, sub-contractors, or channel partners. While we are currently pursuing various collaborative supply arrangements, we have no agreements at this time.

Historically, we have funded our operations through the sale of our securities. Over the years we have raised gross proceeds of $72 million and net proceeds of $65.9 million through six offerings of our securities.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 16 full-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We also expect to incur consulting expenses related to technology development commensurate with our current levels, because using third party expertise and resources is more cost effective than maintaining full time resources, and we expect to incur increasing expenses to protect our intellectual property.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for a more complete description of our significant accounting policies.

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

Stock-Based Compensation. The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable, accrued expenses and short-term investments in government securities. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2019 and 2018

Sales and Gross Profit. We earned no revenues during the quarter ended March 31, 2019, referred to herein as Q1 2019. We incurred $1,000 in additional warranty costs for previously completed contracts during Q1 2019 which resulted in a gross loss. We earned $530,000 in revenues and realized a gross profit of $135,000 from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer during the three month period ending March 31, 2018, referred to herein as Q1 2018.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $37,000 to $2,376,000 for Q1 2019, as compared to $2,413,000 for Q1 2018. The Company decreased its R&D expenses by $232,000, or approximately 21%, to $902,000 for Q1 2019 as compared to $1,134,000 for Q1 2018. The decrease in R&D expenses was due primarily to decreased field testing and development costs of our Duplex technology. It was also due to the receipt of SBIR grant funds of $108,000. G&A expenses increased by $195,000, or approximately 15%, to $1,474,000 in Q1 2019 as compared to $1,279,000 in Q1 2018, resulting primarily from increased intellectual property expenses, amortization, professional fees, and compensation, offset by reduced selling and marketing costs.

Loss from Operations. Our loss from operations increased during Q1 2019 by $99,000, to $2,377,000 in Q1 2019 from $2,278,000 in Q1 2018.

Interest Income. Our interest income for investments in U.S. treasury bills for Q1 2019 was $48,000 as compared to $0 in Q1 2018.

Net Loss. Primarily as a result of increased G&A and no gross profit, our net loss for Q1 2019 was $2,329,000 as compared to a net loss of $2,278,000 for Q1 2018, resulting in an increase in net loss of $51,000

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalent balance totaled $6,771,000 compared to $8,949,000 at December 31, 2018. This decrease resulted primarily from operating costs. Assuming that our expenses do not increase significantly and that we make no material acquisitions, we anticipate that the current available cash and cash equivalent balance will be sufficient to fund the Company’s ongoing business activities for at least twelve months from the date of filing this report.

At March 31, 2019, our current assets were in excess of current liabilities resulting in working capital of $12,700,000 compared to $14,774,000 at December 31, 2018. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible and fixed assets.

Operating activities for the three months ended March 31, 2019 resulted in cash outflows of $2,022,000 which were due primarily to the loss for the period of $2,329,000. These were offset primarily by other non-cash expenses of $26,000 and services paid with common stock and stock options of $237,000. Operating activities for the three months ended March 31, 2018 resulted in cash outflows of $1,860,000, which were due primarily to the loss for the period of $2,278,000. These were offset primarily by other non-cash expenses of $79,000, services paid with common stock and stock options of $59,000, and net increase in working capital, exclusive of cash, by $280,000.

Investing activities for the three months ended March 31, 2019 resulted in cash outflows of $145,000 for development of patents and $11,000 for acquisition of fixed assets, compared to $106,000 in disbursements for patent development and $2,000 for the acquisition of fixed assets during the same period of 2018.

There were no net cash inflows from financing activities in the three months ended March 31, 2019. In the three months ending March 31, 2018, we received $11,923,000 from a public offering of our common stock.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of March 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 which we filed with the Securities and Exchange Commission on March 12, 2019. The following risk could also materially affect our business results of operations or financial condition and cause the value of our securities to decline.

If we fail to comply with the continued minimum closing bid requirements of The Nasdaq Capital Market LLC (“Nasdaq”) by October 14, 2019 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On April 17, 2019, the Nasdaq staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2). We have been granted 180 calendar days, through October 14, 2019, to regain compliance. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet certain requirements.

There can be no assurance that we will be able to regain compliance with Nasdaq’s listing rules. If we are unable to regain compliance with the minimum closing bid price requirement or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2019 we issued 2,500 shares of common stock, having a per share value of $1.44, the closing price of our common stock on October 31, 2018, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of ClearSign Combustion Corporation, amended on February 2, 2011 (1)

3.1.1	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation filed on December 22, 2011 (2)

3.2	Bylaws (1)

10.1	Consulting Agreement dated January 4, 2019 between the Company and Roberto Ruiz (3)

10.2	Confidential Separation Agreement and General Release dated January 4, 2019 between the Company and Robeto Ruiz (3)

10.3	Cooperation agreement dated January 8, 2019 between the Company and Anthony DiGiandomenico and certain affiliates of Anthony DiGiandomenico (3)

10.4	Cooperation Agreement dated January 8, 2019 between the Company and Christopher Marlett and MDB Capital Group, LLC (3)

10.5	Employment Agreement dated January 28, 2019 between the Company and Colin James Deller (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instant Document*

XBRL Taxonomy Extension Schema Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

+Furnished herewith.

(1) Incorporated by reference from the registration statement on Form S-1 filed by ClearSign Combustion Corporation on November 14, 2011.

(2) Incorporated by reference from pre-effective amendment number 2 to the registration statement on Form S-1 filed by ClearSign Combustion Corporation on February 7, 2012.

(3) Incorporated by reference from the Current Report on Form 8-K filed by ClearSign Combustion Corporation on January 10, 2019.

(4) Incorporated by reference from the Current Report on Form 8-K filed by ClearSign Combustion Corporation on January 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: May 14, 2019	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

