Form 10-Q
period 2019-06-30
CLEARSIGN COMBUSTION CORP
filed 2019-08-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, the issuer has 26,702,261 shares of common stock, par value $0.0001, issued and outstanding

PART I-FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$9,657,000	$8,949,000
Short-term investments	1,988,000	6,923,000
Contract assets	42,000	39,000
Prepaid expenses and other assets	629,000	500,000
Total current assets	12,316,000	16,411,000

Fixed assets, net	384,000	457,000
Patents and other intangible assets, net	1,530,000	1,759,000
Other assets	10,000	10,000

Total Assets	$14,240,000	$18,637,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$946,000	$1,080,000
Current portion of lease liabilities	190,000	216,000
Accrued compensation and taxes	321,000	341,000
Total current liabilities	1,457,000	1,637,000
Long Term Liabilities:
Long term lease liabilities	79,000	91,000
Total liabilities	1,536,000	1,728,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,702,261 and 26,697,261 shares issued and
outstanding at June 30, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	76,967,000	76,417,000
Accumulated deficit	(64,266,000)	(59,511,000)
Total stockholders' equity	12,704,000	16,909,000

Total Liabilities and Stockholders' Equity	$14,240,000	$18,637,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$-	$-	$-	$530,000
Cost of goods sold	-	20,000	1,000	415,000

Gross profit (loss)	-	(20,000)	(1,000)	115,000

Operating expenses:
Research and development, net of grants	864,000	1,019,000	1,766,000	2,153,000
General and administrative	1,583,000	1,351,000	3,057,000	2,630,000

Total operating expenses	2,447,000	2,370,000	4,823,000	4,783,000

Loss from operations	(2,447,000)	(2,390,000)	(4,824,000)	(4,668,000)

Other income:
Interest income	21,000	1,000	69,000	1,000

Net loss	$(2,426,000)	$(2,389,000)	$(4,755,000)	$(4,667,000)

Net loss per share - basic and fully diluted	$(0.09)	$(0.11)	$(0.18)	$(0.24)

Weighted average number of shares outstanding - basic and fully diluted	26,699,788	21,362,596	26,698,546	19,549,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the Three month periods during the Six Months Ended June 30, 2019

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000
Shares issued for services ($1.44 per share)	2,500	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000
Share based compensation	-	-	233,000	-	233,000
Net loss	-	-	-	(2,329,000)	(2,329,000)
Balances at March 31, 2019	26,699,761	3,000	76,753,000	(61,840,000)	14,916,000
Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000
Fair value of stock options issued for board service	-	-	69,000	-	69,000
Share based compensation	-	-	141,000	-	141,000
Net loss	-	-	-	(2,426,000)	(2,426,000)
Balances at June 30, 2019	26,702,261	$3,000	$76,967,000	$(64,266,000)	$12,704,000

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offering ($2.25 per share)	5,750,000	-	12,937,000	-	12,937,000
Issuance costs of rights offering	-	-	(1,014,000)	-	(1,014,000)
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Share Based Compensation	-	-	50,000	-	50,000
Net loss	-	-	-	(2,278,000)	(2,278,000)
Balances at March 31, 2018	21,361,353	2,000	64,423,000	(52,289,000)	12,136,000
Shares issued for services ($3.50 per share)	2,500	-	8,000	-	8,000
Shares issued for board service ($1.85 per share)	54,056	-	100,000	-	100,000
Share Based Compensation	-	-	61,000	-	61,000
Net loss	-	-	-	(2,389,000)	(2,389,000)
Balances at June 30, 2018	21,417,909	$2,000	$64,592,000	$(54,678,000)	$9,916,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Combustion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,755,000)	$(4,667,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,000	117,000
Share based compensation	443,000	111,000
Depreciation and amortization	130,000	167,000
Abandonment and impairment of capitalized patent costs	396,000	-
Change in operating assets and liabilities:
Contract assets	(3,000)	145,000
Prepaid expenses and other assets	(129,000)	(327,000)
Accounts payable and accrued liabilities	(136,000)	41,000
Accrued compensation and taxes	80,000	(168,000)
Net cash used in operating activities	(3,967,000)	(4,581,000)

Cash flows from investing activities:
Acquisition of fixed assets	(17,000)	(19,000)
Disbursements for patents and other intangible assets	(243,000)	(211,000)
Maturity of short term treasury bills	4,935,000	-
Net cash provided by (used in) investing activities	4,675,000	(230,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	11,923,000
Net cash provided by financing activities	-	11,923,000

Net increase in cash and cash equivalents	708,000	7,112,000
Cash and cash equivalents, beginning of period	8,949,000	1,247,000
Cash and cash equivalents, end of period	$9,657,000	$8,359,000

Supplemental disclosure of non-cash operating activities:

During the six months ended June 30, 2019, the Company issued stock options to purchase a total of 159,100 shares of common stock to certain of its officers and employees in satisfaction of $100,000 of accrued compensation at December 31, 2018.

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

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $64,266,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

In the opinion of management, these consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit. The Company also maintains a cash balance in China which is insured up to $75,000 (500,000RMB). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

During the six months ended June 30, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of June 30, 2019 and December 31, 2018 include assets amounting to approximately $231,000 and $199,000, respectively, relating to operations of the Company in China. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2019 and 2018, potentially dilutive shares outstanding amounted to 2,253,033 and 3,500,619, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Machinery and equipment	$863,000	$853,000
Office furniture and equipment	193,000	186,000
Leasehold improvements	150,000	150,000
Right of use asset-operating leases	710,000	637,000
Accumulated depreciation and amortization	(1,532,000)	(1,369,000)
	$384,000	$457,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington through March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma through August 2019 with monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate. The Company exercised the option to renew the Tulsa lease for three additional years in August 2019. The rent for the Tulsa lease will be approximately $2,200 a month beginning September 2019 through August 2022 with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000.

Lease costs for the six months ended June 30, 2019 and 2018 and other quantitative disclosures are as follows (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$58,000	$53,000	$117,000	$106,000
Total lease cost	$58,000	$53,000	$117,000	$106,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$119,000

Right-of-use assets obtained in exchange for new operating lease liabilities		$73,000
For operating lease:
Weighted average remaining lease term (in years)		1.59
Weighted average discount rate		5.71%

At June 30, 2019, the Company recorded a right-of-use asset and operating lease liability amounting to $73,000 upon extension of the lease for its office space in Tulsa, Oklahoma through August 2022.

Minimum future payments under the Company’s leases at June 30, 2019 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2019 (remaining 6 months)	112,000	119,000
2020	114,000	121,000
2021	25,000	27,000
2022	18,000	19,000
Total	$269,000	$286,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Patents
Patents pending	$1,063,000	$1,202,000
Issued patents	633,000	761,000
	1,696,000	1,963,000
Trademarks
Trademarks pending	63,000	55,000
Registered trademarks	23,000	23,000
	86,000	78,000
Other	8,000	8,000
	1,790,000	2,049,000
Accumulated amortization	(260,000)	(290,000)
	$1,530,000	$1,759,000

The Company monitors and assesses the net realizable value of the Company’s patent portfolio at each reporting period. As a result of management’s assessment of the Company’s patent portfolio in terms of cost-effectiveness and alignment with the focus on those patents that have significant future commercial value to the Company, an impairment charge of $396,000 was recorded during the quarter ended June 30, 2019.

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2019 is estimated as follows (unaudited):

2019 (remaining 6 months)	$67,000
2020	130,000
2021	94,000
2022	66,000
2023	33,000
Thereafter	6,000
$396,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the six months ended June 30, 2019. For the six months ended June 30, 2018, the Company recognized revenues totaling $530,000 from completed flare projects. At June 30, 2019, the Company had contract assets of $42,000 and contract liabilities of $0. The cost of goods sold of $1,000, recognized during the six months ended June 30, 2019, related to additional warranty costs incurred for previously completed contracts.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. At the Company’s Annual Meeting held on May 8, 2019, the shareholders approved an amendment to the Plan that (i) increased the number of shares of common stock in the reserve by 1,231,593 to a total of 4,004,214 shares of common stock, representing approximately 15% of the number of shares of the Company’s stock outstanding and (ii) increased the number of shares that may be issued pursuant to the evergreen provision, if any, to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. Therefore, as of June 30, 2019, the number of shares of common stock reserved for issuance under the Plan totaled 4,004,214.

In the six months ended June 30, 2019, the Company made awards of stock options for the purchase of an aggregate 1,298,718 shares of common stock to its employees and directors from the Plan. Of these awards, options covering 159,100 shares of common stock were awarded in lieu of cash bonuses for 2018 and the expense was recorded during the year ended December 31, 2018. An option for the purchase of 258,618 shares of common stock was issued  from the Plan to the Company’s Chief Executive Officer as part of options for the purchase of an aggregate 600,000 shares of common stock granted to him in conjunction with his recruitment and employment, as described below. Options covering an additional 381,000 shares of common stock have been issued as payment to the Company’s directors and are described below. The remaining stock options awards covering 500,000 shares of common stock have exercise prices at the grant date fair value ranging from $0.87 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $259,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.51%
Expected dividend rate	0%

Outstanding stock option awards at June 30, 2019 and December 31, 2018 totaled 2,173,033 shares and 880,277 shares, respectively, with the right to purchase 1,152,607 shares and 587,962 shares being vested and exercisable at June 30, 2019 and December 31, 2018, respectively. The recognized compensation expense associated with stock option awards for the three and six months ended June 30, 2019 and 2018 totaled $92,000 and $216,000 and $61,000 and $111,000, respectively. On June 30, 2019 the number of shares reserved under the Plan but unissued totaled 1,239,302. At June 30, 2019, there was $418,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The intrinsic value of outstanding stock options was $71,000 at June 30, 2019.

During 2019, the Company’s directors are compensated solely in stock option awards. In addition to being paid for their services as directors, individual directors are paid for committee membership, for services as a committee chair and for services as a lead director. 381,000 options for the purchase of shares of common stock were granted to members of the Board of Directors  for service during 2019. The options have an exercise price of $1 and vest in equal increments at the end of each quarter. The recognized expense associated with Board stock option awards for the three and six months ended June 30, 2019 and 2018 totaled $69,000 and $69,000, and $0 and $0, respectively. At June 30, 2019 there was $68,000 of unrecognized cost related to non-vested Board fees granted under the Plan. The following assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.25%
Expected dividend rate	0%

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on June 30, 2019 totaled 253,342 with 195,092 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000. The Consultant Plan expense for the three and six months ended June 30, 2019 and 2018 was $4,000 and $7,000 and $8,000 and $17,000, respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company’s shareholders. During the six months ending June 30, 2019 the Company granted options to purchase 600,000 shares of common stock as an inducement to its President and Chief Executive Officer to accept the Company’s offer of employment. (See Note 7.) The stock options have exercise prices at the award date fair value ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares was issued from the Company’s 2011 Equity Incentive Plan. Non-qualified stock options covering the remaining 341,382 shares were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $329,000. The recognized compensation expense associated with these awards for the three and six months ended June 30, 2019 was $49,000 and $158,000, respectively. The remaining unrecognized compensation expense associated with these awards is $171,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Warrants

At June 30, 2019, warrants for the purchase of 80,000 shares of common stock at an exercise price of $1.80 per share were outstanding and had a remaining life of 1.64 years.

The intrinsic value of the outstanding warrants was $0 at June 30, 2019.

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

Through June 30, 2019, the Company has paid Dr. Deller $16,000 in Relocation Adjustment payments to reimburse temporary housing costs.

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

Subsequent Event

The Company received a letter from Nasdaq on July 9, 2019 stating that it has regained compliance with all listing requirements.

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

OVERVIEW

We design and develop technologies that have been shown to significantly improve key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented Duplex™ technology can enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), institutional commercial and industrial boiler, chemical, and petrochemical industries. Our Duplex technology, which is our primary technology, uses a porous ceramic matrix at a distance to a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

Duplex has been successfully installed in commercial projects across four different combustion applications. Based on the results of our testing and initial field installations, we believe that Duplex is more effective and cost-efficient than current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), external flue gas recirculation systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment.

Based on the limited operating data we have obtained from installations, burners utilizing ClearSign’s ceramic Duplex technology provide increased heat transfer efficiency compared to standard burner designs. This is consistent with the physics of heat transfer and the mechanisms by which the ceramic technology functions. The increased heat transfer efficiency as reported results in cost savings in the low to mid-single digit range which produces an extremely attractive pay-back period for an investment in ClearSign technology-based burners. In addition, since the flames in a Duplex system are established within the confines of a ceramic enclosure and form with minimal “bulking up” from dilutive inert flue gasses, the flame volumes are small, thus virtually eliminating flame impingement and enabling the burners to function better in tightly spaced heaters. As a result, heaters utilizing ClearSign technology require less maintenance, operate at a lower cost, have increased productivity when heater operation is otherwise constrained by the internal furnace volume, and, more importantly, have decreased process downtime.

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. To date, our operations have been located in the United States, but e have opened an office in Beijing to further our pursuit of opportunities in China and are reviewing opportunities in Europe.

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. Combustion systems are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and gas turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our Duplex technology, to date we have prioritized the introduction of Duplex to petroleum refining process heaters, steam generation, district heating and enclosed flares.

Our Proprietary Technology

Our Duplex burner technology consists of an industrial burner body and a downstream porous ceramic matrix. When the unreacted mix of gaseous fuel and air is directed at the ceramic matrix, the mixture ignites and stabilizes within the matrix itself. Because the fuel and air have more time to mix, the homogeneous mixture mitigates NOx-forming hot spots and chemistry that are typically produced. The mixing and combustion in the ceramic matrix results in a dramatically shorter flame, and modification of the matrix enables a high level of control over the shape of the flame allowing it to be optimized for a wide range of different applications. NOx, a regulated greenhouse gas pollutant comprised largely of nitrogen oxide and nitrogen dioxide, is greatly reduced to levels of 5 ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame can often allow for operation of the furnace at a higher capacity. We believe Duplex’s radiant heat transfer from the ceramic matrix enhances thermal efficiency, minimizes the possibility of flame impingement and reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) or failure of process tubes, thereby extending the length of time a heater can remain in operation before the need for maintenance.

Our Duplex Plug & Play® product provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. The ability to install the Duplex Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance.

To date, we have deployed our Duplex technology through retrofits and replacements of existing burners and complete replacement units in the case of our Plug & Play products. Retrofits often involve engineering around an existing burner architecture that can complicate the Duplex installation, whereas replacements are more straightforward and more amenable to being sold and installed by third parties, enabling more expansive channels to market. This is especially the case after the introduction of our Duplex Plug & Play technology in February 2017 and simplified control and operation in April 2019. Because of this, we have focused the development of our technology to provide designs that can be included into our customers’ equipment as self-contained modules or assemblies rather than as individual projects involving the re-engineering of existing burner systems. In this form, we believe that ClearSign burner technology is ideally suited for installation into new heaters and burner replacement markets, including heater and furnace types requiring large quantities of burners. We have also developed flare and boiler burner technology into a similar repeatable form to aid its inclusion in standard industry equipment on a commercial scale.

For simplification and marketing, we have adopted the term “ClearSign Coreä,” to refer to the inclusion of this standardized Duplex technology into a variety of combustion systems including, but not limited to, burners, furnaces, boilers, heaters, thermal oxidizers and flares.

We have now achieved emission results in multiple applications that were superior to current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate Duplex capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers, (iv) pursuing additional lab research and developing new applications (e.g. institutional commercial and industrial boilers) and next generation improvements to Duplex design and standardization, including the pursuit of more complete systems similar to the Duplex Plug & Play for application in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Business Model and Monetization Strategy

As described above, we have developed our Duplex technology into standardized configurations that can be incorporated into equipment sold by the major vendors in the industry in an effort to gain quick access to our large global markets and that for brand recognition and marketing purposes, we have named the inclusion of our technology into OEM equipment as the “ClearSign Core™”. This approach allows us to sell our technology business to business, through an arrangement similar to a license, to selected alliance companies which then manufacture and deliver the complete equipment to the final customers. The objective of this business model is to enable ClearSign to leverage our technology and the vast resources and networks of our supply partners to sell to the global markets. The details of such collaborative agreements will vary depending on the nature of the individual markets and requirements to achieve an optimum collaboration with our partners. At this time, we have entered into one such agreement and have received demonstrated interest in collaboration from other major equipment suppliers in all major verticals and target markets.

Our Target Markets

We compete in the combustion and emissions control markets. These are highly competitive industries that are currently dominated by companies that have both substantially greater infrastructure, customer support networks, and financial resources than we do as well as established products. Based on the testing and the field installations completed to date, however, we believe that our Duplex technology provides a unique and powerful ability to improve energy efficiency and operational performance, while at the same time significantly reducing emissions, leading to an overall cost-effective installation. Further, we believe that the ClearSign burner technology is well suited to create substantial synergistic value through its incorporation into the mainstream commercial offerings of the market incumbents as a “ClearSign Core™”, thus leveraging the ClearSign technology and the established breadth and capabilities of collaborating companies.

We are targeting the following segments of the combustion market:

•	institutional commercial and industrial boiler segment;
•	refinery and petrochemical segment;
•	large industrial segment;
•	enclosed flare segment; and
•	enhanced oil recovery segment

In each segment, we are marketing solutions with our Duplex technology that we believe could simultaneously improve both operational efficiency and pollution control characteristics through (a) cost-effective retrofitting of our Duplex technology into existing standard system designs, and (b) new system designs.

Our target markets are greatly affected by air emission regulations and economic conditions, including the price and profitability related to crude oil and its processing. We believe that operators in all of our target markets are under intense pressure to meet current and proposed federal, state and local emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we anticipate these standards to continue regardless of national political leadership.

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

Additionally, we believe that current emissions standards in Europe, China, the Middle East, other parts of Asia and Canada will continue to trend towards stricter air emission standards as these jurisdictions seek to achieve cleaner air. Existing and new emissions standards in such jurisdictions may create additional market opportunities for us.

Historically, we have funded our operations through the sale of our securities. Over the years we have raised gross proceeds of $72 million and net proceeds of $65.9 million through six offerings of our securities.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 15 full-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions. We also expect to incur consulting expenses related to technology development commensurate with our current levels, because using third party expertise and resources is more cost effective than maintaining full time resources, and we expect to incur increasing expenses to protect our intellectual property.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ending June 30, 2019 and 2018

Sales and Gross Profit. We earned no revenues during the three and six month periods ended June 30, 2019 and we incurred $0 and $1,000 in additional warranty costs for previously completed contracts during the same periods. We earned $530,000 in revenues and realized a gross profit of $135,000 from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer during the six month period ended June 30, 2018.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $77,000 to $2,447,000 for the three month period ended June 30, 2019, as compared to $2,370,000 for the three month period ended June 30, 2018. During the three month period ended June 30, 2019, the Company decreased its R&D expenses by $155,000, or approximately 15%, to $864,000 as compared to $1,019,000 for the three month period ended June 30, 2018. The decrease in R&D expenses was due primarily to decreased field testing and development costs related to our Duplex technology. G&A expenses increased by $232,000, or approximately 17%, to $1,583,000 for the three month period ended June 30, 2019, as compared to $1,351,000 for the three month period ended June 30, 2018, resulting primarily from the impairment charge recorded as a result of management’s assessment of the Company’s patent portfolio in terms of cost-effectiveness and alignment with the focus on those patents that have significant future commercial value to the Company. During the six month period ended June 30, 2019, operating expenses increased by approximately 1% or $40,000, to $4,823,000, as compared to $4,783,000 for the six month period ended June 30, 2018. The Company’s R&D expenses decreased by $387,000 during the six month period ended June 30, 2019, or approximately 18%, due to decreases in field testing costs. G&A expenses during the six month period ended June 30, 2019 increased by $427,000, or approximately 16%, to $3,057,000, mainly due to the aforementioned review process of the efficacy of our patent portfolio which resulted in impairment charges of $396,000.

Loss from Operations. Our loss from operations increased during the three months ended June 30, 2019 by $57,000, to $2,447,000 from $2,390,000 in the three months ended June 30, 2018 and increased for the six months ended June 30, 2019 by $156,000, to $4,824,000 as compared with $4,668,000 for the six months ended June 30, 2018.

Interest Income. Due to the net proceeds received from our private offering in July 2018 that were invested in short-term treasury bills our interest income from investments for the three months ended June 30, 2019 was $21,000 as compared to $1,000 in the three month period ended June 30, 2018. For the six month period ended June 30, 2019 the interest income was $69,000 compared to $1,000 in the six month period ended June 30, 2018.

Net Loss. Primarily as a result of increased G&A and no gross profit, our net loss for the three month period ended June 30, 2019 was $2,426,000 as compared to a net loss of $2,389,000 for the three month period ended June 30, 2018, resulting in an increase in net loss of $37,000, and our net loss for the six month period ended June 30, 2019 was $4,755,000 as compared to a net loss of $4,667,000 for the same period in 2018, resulting in an increase in net loss of $88,000 or approximately 2%.

Liquidity and Capital Resources

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

At June 30, 2019, our cash and cash equivalent balance totaled $9,657,000 compared to $8,949,000 at December 31, 2018. This increase resulted primarily from the maturity of a short-term investment treasury bill. Assuming that our expenses do not increase significantly and that we make no material acquisitions, we anticipate that the current available cash and cash equivalent balance will be sufficient to fund the Company’s ongoing business activities for at least twelve months from the date of filing of this report.

At June 30, 2019, our current assets were in excess of current liabilities resulting in working capital of $10,859,000 compared to $14,774,000 at December 31, 2018. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible and fixed assets.

Operating activities for the six months ended June 30, 2019 resulted in cash outflows of $3,967,000 which were due primarily to the loss for the period of $4,755,000. These were offset primarily by other non-cash expenses of $130,000, impairment loss of $396,000, and services paid with common stock and stock options of $450,000, and net decrease in working capital exclusive of cash, by $188,000. Operating activities for the six months ended June 30, 2018 resulted in cash outflows of $4,581,000, which were due primarily to the loss for the period of $4,667,000. These were offset primarily by other non-cash expenses of $167,000, services paid with common stock and stock options of $228,000, and net increase in working capital, exclusive of cash, by $309,000.

Investing activities for the six months ended June 30, 2019 resulted in cash inflows of $4,675,000 from the maturity of short term treasury bills, offset by $243,000 in cash used for development of patents and $17,000 for acquisition of fixed assets, compared to $211,000 in disbursements for patent development and $19,000 for the acquisition of fixed assets during the same period of 2018.

There were no net cash inflows from financing activities in the six months ended June 30, 2019. In the six months ending June 30, 2018, we received net proceeds of $11,923,000 from a public offering of our common stock.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices and other online activities to connect with our employees, suppliers and customers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft, the compromise of trade secrets and inadvertent release of information. Our business involves the storage and transmission of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2019 we issued 2,500 shares of common stock, having a per share value of $1.44, the closing price of our common stock on October 31, 2018, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1.1	Articles of Incorporation of ClearSign Combustion Corporation(1)

3.1.2	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation(2)

3.1.3	Articles of Amendment to Articles of Incorporation of ClearSign Combustion Corporation (3)

3.2.1	Bylaws (1)

3.2.2	Amendment to Bylaws (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1) Incorporated by reference from the registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

(2) Incorporated by reference from the pre-effective amendment no. 2 to the registration statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2012.

(3) Incorporated by reference from the registrant’s definitive proxy statement on Schedule 14a filed with the Securities and Exchange Commission on April 4, 2019.

(4) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN COMBUSTION CORPORATION
(Registrant)

Date: August 14, 2019

By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

By:	/s/ Brian G. Fike
Brian G. Fike
Interim Chief Financial Officer

