Form 10-Q
period 2019-09-30
ClearSign Technologies Corp
filed 2019-11-13
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35521

CLEARSIGN TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	26-2056298 (I.R.S. Employer Identification No.)

12870 Interurban Avenue South

Seattle, Washington 98168

(Address of principal executive offices)

(206) 673-4848

(Registrant’s telephone number, including area code)

CLEARSIGN COMBUSTION CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 12, 2019, the issuer has 26,704,761 shares of common stock, par value $0.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the three month periods during the nine months ended September 30, 2019 and 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,077,000	$8,949,000
Short-term investments	1,999,000	6,923,000
Contract assets	53,000	39,000
Prepaid expenses and other assets	536,000	500,000
Total current assets	10,665,000	16,411,000

Fixed assets, net	734,000	457,000
Patents and other intangible assets, net	1,244,000	1,759,000
Other assets	10,000	10,000

Total Assets	$12,653,000	$18,637,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$816,000	$1,080,000
Current portion of lease liabilities	176,000	216,000
Accrued compensation and taxes	477,000	341,000
Total current liabilities	1,469,000	1,637,000
Long Term Liabilities:
Long term lease liabilities	467,000	91,000
Total liabilities	1,936,000	1,728,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,704,761 and 26,697,261 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	77,088,000	76,417,000
Accumulated deficit	(66,374,000)	(59,511,000)
Total stockholders' equity	10,717,000	16,909,000

Total Liabilities and Stockholders' Equity	$12,653,000	$18,637,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$-	$-	$-	$530,000
Cost of goods sold	-	9,000	1,000	424,000

Gross profit (loss)	-	(9,000)	(1,000)	106,000

Operating expenses:
Research and development, net of grants	796,000	980,000	2,563,000	3,133,000
General and administrative	1,342,000	1,326,000	4,399,000	3,956,000

Total operating expenses	2,138,000	2,306,000	6,962,000	7,089,000

Loss from operations	(2,138,000)	(2,315,000)	(6,963,000)	(6,983,000)

Other income:
Interest income	30,000	23,000	100,000	24,000

Net loss	$(2,108,000)	$(2,292,000)	$(6,863,000)	$(6,959,000)

Net loss per share - basic and fully diluted	$(0.08)	$(0.09)	$(0.26)	$(0.32)

Weighted average number of shares outstanding - basic and fully diluted	26,702,288	25,555,705	26,699,825	21,573,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the Three month periods during the Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000
Shares issued for services ($1.44 per share)	2,500	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000
Share based compensation	-	-	233,000	-	233,000
Net loss	-	-	-	(2,329,000)	(2,329,000)
Balances at March 31, 2019	26,699,761	3,000	76,753,000	(61,840,000)	14,916,000

Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000
Fair value of stock options issued for board service	-	-	69,000	-	69,000
Share based compensation	-	-	141,000	-	141,000
Net loss	-	-	-	(2,426,000)	(2,426,000)
Balances at June 30, 2019	26,702,261	3,000	76,967,000	(64,266,000)	12,704,000

Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000
Fair value of stock options issued for board service	-	-	34,000	-	34,000
Share based compensation	-	-	83,000	-	83,000
Net loss	-	-	-	(2,108,000)	(2,108,000)
Balances at September 30, 2019	26,704,761	$3,000	$77,088,000	$(66,374,000)	$10,717,000

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000
Shares issued in stock offering ($2.25 per share)	5,750,000	-	12,937,000	-	12,937,000
Issuance costs of rights offering	-	-	(1,014,000)	-	(1,014,000)
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Share Based Compensation	-	-	50,000	-	50,000
Net loss	-	-	-	(2,278,000)	(2,278,000)
Balances at March 31, 2018	21,361,353	2,000	64,423,000	(52,289,000)	12,136,000

Shares issued for services ($3.50 per share)	2,500	-	8,000	-	8,000
Shares issued for board service ($1.85 per share)	54,056	-	100,000	-	100,000
Share Based Compensation	-	-	61,000	-	61,000
Net loss	-	-	-	(2,389,000)	(2,389,000)
Balances at June 30, 2018	21,417,909	2,000	64,592,000	(54,678,000)	9,916,000

Shares issued in stock offering ($2.25 per share)	5,213,543	1,000	11,730,000	-	11,731,000
Issuance costs of rights offering	-	-	(143,000)	-	(143,000)
Shares issued for services ($3.50 per share)	2,500	-	9,000	-	9,000
Shares issued for board service ($1.85 per share)	27,028	-	50,000	-	50,000
Share Based Compensation	-	-	59,000	-	59,000
Net loss	-	-	-	(2,292,000)	(2,292,000)
Balances at September 30, 2018	26,660,980	$3,000	$76,297,000	$(56,970,000)	$19,330,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,863,000)	$(6,959,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	11,000	176,000
Share based compensation	560,000	170,000
Depreciation and amortization	185,000	267,000
Abandonment and impairment of capitalized patent costs	733,000	35,000
Change in operating assets and liabilities:
Contract assets	(14,000)	145,000
Prepaid expenses and other assets	(35,000)	(210,000)
Accounts payable and accrued liabilities	(270,000)	10,000
Accrued compensation and taxes	236,000	43,000
Net cash used in operating activities	(5,457,000)	(6,323,000)

Cash flows from investing activities:
Acquisition of fixed assets	(13,000)	(44,000)
Disbursements for patents and other intangible assets	(326,000)	(313,000)
Maturity of short term treasury bills	4,924,000	-
Net cash provided by (used in) investing activities	4,585,000	(357,000)

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering costs	-	23,511,000
Net cash provided by financing activities	-	23,511,000

Net increase (decrease) in cash and cash equivalents	(872,000)	16,831,000
Cash and cash equivalents, beginning of period	8,949,000	1,247,000
Cash and cash equivalents, end of period	$8,077,000	$18,078,000

Supplemental disclosure of non-cash operating activities:

During the nine months ended September 30, 2019, the Company issued stock options to purchase a total of 159,100 shares of common stock to certain of its officers and employees in satisfaction of $100,000 of accrued compensation at December 31, 2018.

Effective as of July and August 2019, respectively, the Company exercised options to extend both the Seattle and Tulsa office leases which resulted in adjustments to the right of use assets and related lease liabilities by $505,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (ClearSign or the Company) designs and develops technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. The Company’s primary technologies include its ClearSign Core™ technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation, and ClearSign Eye™ sensing technology that provides robust and advanced flame and flammability detection in flames or hydrocarbon containing gas mixtures. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008 under the name ClearSign Combustion Corporation. The Company changed its name to ClearSign Technologies Corporation on November 12, 2019.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the “Company” refers to ClearSign Technologies Corporation and its wholly-owned subsidiary, ClearSign Asia Limited.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $66,374,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Contract Acquisition Costs and Practical Expedients

For contracts that have a duration of less than one year, the Company follows ASC 606 practical expedients and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned. The Company records those costs within general and administrative expenses.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit. The Company also maintains a cash balance in China which is insured up to $70,000 (500,000RMB). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

The Company's financial instruments primarily consist of cash and cash equivalents, short-term investments, accounts payable and accrued liabilities. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term maturities of these instruments.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consulting fees, rent, utilities, depreciation, and consumables.

During the nine months ended September 30, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of September 30, 2019 and December 31, 2018 include assets amounting to approximately $149,000 and $199,000, respectively, relating to operations of the Company in China. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2019 and 2018, potentially dilutive shares outstanding amounted to 2,195,670 and 3,534,579, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2019	2018
	(unaudited)
Machinery and equipment	$863,000	$853,000
Office furniture and equipment	178,000	186,000
Leasehold improvements	150,000	150,000
Right of use asset-operating leases	1,138,000	637,000
Accumulated depreciation and amortization	(1,595,000)	(1,369,000)
	$734,000	$457,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington through March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that was to end in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the option to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease will begin in April 2020 and rent will be abated for April and May 2020, although the Company will be responsible for its proportionate share of expenses and taxes. The Company will pay a monthly rent of approximately $13,500 beginning on June 1, 2020 through March 2021. The monthly rent will increase on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease is approximately $2,200 a month beginning September 2019 through August 2022 with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000.

Lease costs for the nine months ended September 30, 2019 and 2018 and other quantitative disclosures are as follows (unaudited):

	For the three months ended Setpember 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$58,000	$52,000	$175,000	$158,000
Total lease cost	$58,000	$52,000	$175,000	$158,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$178,000

Right-of-use assets obtained in exchange for new operating lease liabilities		$505,000
For operating lease:
Weighted average remaining lease term (in years)		3.34
Weighted average discount rate		7.17%

During the nine months ended September 30, 2019, the Company recorded a right-of-use assets and operating lease liabilities amounting to $505,000 upon extensions of the leases for its office space in Seattle, Washington through May 2023 and its offices space in Tulsa, Oklahoma through August 2022.

Minimum future payments under the Company’s leases at September 30, 2019 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2019 (remaining 3 months)	48,000	59,000
2020	177,000	215,000
2021	169,000	193,000
2022	178,000	190,000
2023	71,000	73,000
Total	$643,000	$730,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Patents
Patents pending	$847,000	$1,202,000
Issued patents	558,000	761,000
	1,405,000	1,963,000
Trademarks
Trademarks pending	64,000	55,000
Registered trademarks	23,000	23,000
	87,000	78,000
Other	8,000	8,000
	1,500,000	2,049,000
Accumulated amortization	(256,000)	(290,000)
	$1,244,000	$1,759,000

The Company monitors and assesses the net realizable value of the Company’s patent portfolio at each reporting period. As a result of management’s assessment of the Company’s patent portfolio in terms of cost-effectiveness and alignment with the focus on those patents that have significant future commercial value to the Company, an impairment charge of $337,000 and $733,000, respectively, was recorded during the three and nine months ended September 30, 2019.

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2019 is estimated as follows (unaudited):

2019 (remaining 3 months)	$31,000
2020	123,000
2021	90,000
2022	54,000
2023	21,000
Thereafter	6,000
$325,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the Company recognized revenues totaling $530,000 from completed flare projects. At September 30, 2019, the Company had contract assets of $53,000 and contract liabilities of $0. The cost of goods sold of $1,000, recognized during the nine months ended September 30, 2019, related to additional warranty costs incurred for previously completed contracts.

Note 6 – Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the ClearSign Combustion Corporation 2011 Equity Incentive Plan (the Plan) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. At the Company’s Annual Meeting held on May 8, 2019, the shareholders approved an amendment to the Plan that (i) increased the number of shares of common stock in the reserve by 1,231,593 to a total of 4,004,214 shares of common stock, representing approximately 15% of the number of shares of the Company’s stock outstanding and (ii) increased the number of shares that may be issued pursuant to the evergreen provision, if any, to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. Therefore, as of September 30, 2019, the number of shares of common stock reserved for issuance under the Plan totaled 4,004,589.

In the nine months ended September 30, 2019, the Company made awards of stock options for the purchase of an aggregate 1,298,718 shares of common stock to its employees and directors from the Plan. Of these awards, options covering 159,100 shares of common stock were awarded in lieu of cash bonuses for 2018 and the expense was recorded during the year ended December 31, 2018. An option for the purchase of 258,618 shares of common stock was issued from the Plan to the Company’s Chief Executive Officer as part of options for the purchase of an aggregate 600,000 shares of common stock granted to him in conjunction with his recruitment and employment, as described below (see Inducement Stock Options). Options covering an additional 381,000 shares of common stock have been issued as payment to the Company’s directors and are described below. The remaining stock option awards covering 500,000 shares of common stock have exercise prices at the grant date fair value ranging from $0.87 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $259,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.51%
Expected dividend rate	0%

Outstanding stock option awards at September 30, 2019 and December 31, 2018 totaled 2,115,670 shares and 880,277 shares, respectively, with the right to purchase 1,150,375 shares and 587,962 shares being vested and exercisable at September 30, 2019 and December 31, 2018, respectively. The recognized compensation expense associated with stock option awards for the three and nine months ended September 30, 2019 and 2018 totaled $58,000 and $274,000 and $59,000 and $170,000, respectively. On September 30, 2019 the number of shares reserved under the Plan but unissued totaled 1,297,040. At September 30, 2019, there was $316,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The intrinsic value of outstanding stock options was $131,000 at September 30, 2019.

During 2019, the Company’s directors are compensated solely in stock option awards. In addition to being paid for their services as directors, individual directors are paid for committee membership, for services as a committee chair and for services as a lead director. 381,000 options for the purchase of shares of common stock were granted to members of the Board of Directors for service during 2019. The options have an exercise price of $1 and vest in equal increments at the end of each quarter. The recognized expense associated with Board stock option awards for the three and nine months ended September 30, 2019 and 2018 totaled $34,000 and $103,000, and $0 and $0, respectively. At September 30, 2019 there was $34,000 of unrecognized cost related to non-vested Board fees granted under the Plan. The following assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.25%
Expected dividend rate	0%

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2019 totaled 253,367 with 192,617 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000. The Consultant Plan expense for the three and nine months ended September 30, 2019 and 2018 was $4,000 and $11,000 and $9,000 and $26,000, respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company’s shareholders. During the nine months ending September 30, 2019 the Company granted options to purchase 600,000 shares of common stock as an inducement to its President and Chief Executive Officer to accept the Company’s offer of employment. (See Note 7.) The stock options have exercise prices at the award date fair value ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares was issued from the Company’s 2011 Equity Incentive Plan. Non-qualified stock options covering the remaining 341,382 shares were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the stock options estimated on the date of grant using the Black-Scholes option valuation model was $329,000. The recognized compensation expense associated with these awards for the three and nine months ended September 30, 2019 was $24,000 and $183,000, respectively. The remaining unrecognized compensation expense associated with these awards is $146,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Warrants

At September 30, 2019, warrants for the purchase of 80,000 shares of common stock at an exercise price of $1.80 per share were outstanding and had a remaining life of 1.39 years.

The intrinsic value of the outstanding warrants was $0 at September 30, 2019.

Note 7 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an incentive option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an incentive option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and nine months of his annual salary.

Through September 30, 2019, the Company has paid Dr. Deller $25,000 in Relocation Adjustment payments to reimburse temporary housing costs.

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

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Technologies Corporation and its subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2019.

OVERVIEW

We design and develop technologies that have been shown to significantly improve key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. We believe that our patented ClearSign Core™ technology can enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), institutional commercial and industrial boiler, chemical, and petrochemical industries. Our ClearSign Core technology, which is our primary technology, uses a porous ceramic matrix at a distance to a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

Our combustion technology has been successfully installed in commercial projects across four different combustion applications. Based on the results of our testing and initial field installations, we believe that ClearSign Core is more effective and cost-efficient than current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), external flue gas recirculation systems and other similar technologies. Such systems are used in our current target market segments of petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment.

Based on the limited operating data we have obtained from installations, burners utilizing ClearSign Core ceramic technology provide increased heat transfer efficiency compared to standard burner designs. This is consistent with the physics of heat transfer and the mechanisms by which the ceramic technology functions. The increased heat transfer efficiency as reported potentially results in cost savings in the low to mid-single digit range which would produce an extremely attractive pay-back period for an investment in ClearSign Core technology-based burners. In addition, since the flames in a Duplex system are established within the confines of a ceramic enclosure and form with minimal “bulking up” from dilutive inert flue gasses, the flame volumes are small, thus virtually eliminating flame impingement and enabling the burners to function better in tightly spaced heaters. As a result, heaters utilizing ClearSign technology appears to require less maintenance, operate at a lower cost, have increased productivity when heater operation is otherwise constrained by the internal furnace volume, and, more importantly, have decreased process downtime.

We were incorporated in Washington on January 23, 2008 under the name ClearSign Combustion Corporation. We changed our name to ClearSign Technologies Corporation on November 12, 2019. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. To date, our operations have been located in the United States, but we have opened an office in Beijing to further our pursuit of opportunities in China and are reviewing opportunities in Europe.

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. Combustion systems are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and gas turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our ClearSign Core technology, to date we have prioritized the introduction of ClearSign Core to petroleum refining process heaters, steam generation, district heating and enclosed flares.

Our Proprietary Technology

Our ClearSign Core burner technology consists of an industrial burner body and a downstream porous ceramic matrix. When the unreacted mix of gaseous fuel and air is directed at the ceramic matrix, the mixture ignites and stabilizes within the matrix itself. Because the fuel and air have more time to mix, the homogeneous mixture mitigates NOx-forming hot spots and chemistry that are typically produced. The mixing and combustion in the ceramic matrix results in a dramatically shorter flame, and modification of the matrix enables a high level of control over the shape of the flame allowing it to be optimized for a wide range of different applications. NOx, a regulated greenhouse gas pollutant comprised largely of nitrogen oxide and nitrogen dioxide, can be greatly reduced to levels of 5 ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame can often allow for operation of the furnace at a higher capacity. We believe ClearSign Core’s radiant heat transfer from the ceramic matrix enhances thermal efficiency, minimizes the possibility of flame impingement and reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) or failure of process tubes, thereby extending the length of time a heater can remain in operation before the need for maintenance.

Our ClearSign Core Plug & Play® product provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. The ability to install the ClearSign Core Plug & Play while the remaining burner system is operational will allow customers to limit down time and shorten the sales cycle often prolonged by annual or semi-annual scheduled maintenance.

To date, we have deployed our ClearSign Core technology through retrofits and replacements of existing burners and complete replacement units in the case of our Plug & Play products. Retrofits often involve engineering around an existing burner architecture that can complicate the ClearSign Core burner installation, whereas replacements are more straightforward and more amenable to being sold and installed by third parties, enabling more expansive channels to market. This is especially the case after the introduction of our Plug & Play technology in February 2017 and simplified control and operation in April 2019. Because of this, we have focused the development of our technology to provide designs that can be included into our customers’ equipment as self-contained modules or assemblies rather than as individual projects involving the re-engineering of existing burner systems. In this form, we believe that ClearSign Core burner technology is ideally suited for installation into new heaters and burner replacement markets, including heater and furnace types requiring large quantities of burners. We have also developed ClearSign Core flare and boiler burner technology into a similar repeatable form to aid its inclusion in standard industry equipment on a commercial scale.

For simplification and marketing, we have adopted the term “ClearSign Core™” to refer to the inclusion of our standardized proprietary combustion technology into a variety of combustion systems including, but not limited to, burners, furnaces, boilers, heaters, thermal oxidizers and flares.

We have now achieved emission results in multiple applications that were superior to current local Best Available Control Technology (BACT) levels in multiple installations in California related to three of our five target industries. We intend to continue to demonstrate ClearSign Core capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers, (iv) pursuing additional lab research and developing new applications (e.g. institutional commercial and industrial boilers) and next generation improvements to ClearSign Core design and standardization, including the pursuit of more complete systems similar to the ClearSign Core Plug & Play for application in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Business Model and Monetization Strategy

As described above, we have developed our ClearSign Core technology into standardized configurations that can be incorporated into equipment sold by the major vendors in the industry in an effort to gain quick access to large global markets. For brand recognition and marketing purposes, we have named the inclusion of our technology into OEM equipment as the “ClearSign Core”. This approach allows us to sell our technology business to business, through an arrangement similar to a license, to selected alliance companies which then manufacture and deliver the complete equipment to the final customers. The objective of this business model is to enable ClearSign to leverage our technology along with the resources and networks of our supply partners to sell to the global markets. The details of any such collaborative agreements will vary depending on the nature of the individual markets and requirements to achieve an optimum collaboration with our partners. At this time, we have entered into one such agreement and have received demonstrated interest in collaboration from other major equipment suppliers in all major verticals and target markets.

Our Target Markets

We compete in the combustion and emissions control markets. These are highly competitive industries that are currently dominated by companies that have both established products as well as substantially greater infrastructure, customer support networks, and financial resources than we do. Based on the testing and the field installations completed to date, however, we believe that our ClearSign Core technology provides a unique and powerful ability to improve energy efficiency and operational performance, while at the same time significantly reducing emissions, leading to an overall cost-effective installation. Further, we believe that the ClearSign burner technology is well suited to create substantial synergistic value through its incorporation into the mainstream commercial offerings of the market incumbents as a “ClearSign Core”, thus leveraging the ClearSign technology and the established breadth and capabilities of collaborating companies.

We are targeting the following segments of the combustion market:

•	institutional commercial and industrial boiler segment;
•	refinery and petrochemical segment;
•	large industrial segment;
•	enclosed flare segment; and
•	enhanced oil recovery segment

In each segment, we are marketing solutions with our ClearSign Core technology that we believe could simultaneously improve both operational efficiency and pollution control characteristics through (i) cost-effective retrofitting of our ClearSign Core technology into existing standard system designs, and (ii) new system designs.

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

Emissions standards in the United States largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates nine common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a regulated pollutant by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 84 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 25 years following the year of legislation. The areas of non-attainment related to this 1997 limit of 84 ppb are depicted below in the map on the left and the projected areas of non-attainment related to the 2015 limit of 70 ppb are depicted below in the map on the right.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 15 full-time and 1 part-time employees. We anticipate increasing the number of employees required to support our activities in the areas of research and development, sales and marketing, and general and administrative functions.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2019 and 2018

Sales and Gross Profit. We earned no revenues during the three and nine month periods ended September 30, 2019 and we incurred $0 and $1,000 in additional warranty costs for previously completed contracts during the same periods. We earned $530,000 in revenues and realized a gross profit of $106,000 from the installation of our Duplex technology in two enclosed ground flares for a major California oil producer and in an OTSG owned by another major California oil producer during the nine month period ended September 30, 2018 and we incurred $9,000 in warranty costs for previously completed contracts during the same period.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $168,000 to $2,138,000 for the three month period ended September 30, 2019, as compared to $2,306,000 for the three month period ended September 30, 2018. During the three month period ended September 30, 2019, the Company decreased its R&D expenses by $184,000, or approximately 19%, to $796,000 as compared to $980,000 for the three month period ended September 30, 2018. The decrease in R&D expenses was due primarily to decreased field testing and development costs related to our ClearSign Core technology. G&A expenses increased by $16,000, or approximately 1%, to $1,342,000 for the three month period ended September 30, 2019, as compared to $1,326,000 for the three month period ended September 30, 2018, resulting primarily from the decrease in bonus accrual for the period and offset by the impairment charge of $337,000 recorded as a result of management’s assessment of the Company’s patent portfolio in terms of cost-effectiveness and alignment with the focus on those patents that have significant future commercial value to the Company. During the nine month period ended September 30, 2019, operating expenses decreased by approximately 2% or $127,000, to $6,962,000, as compared to $7,089,000 for the nine month period ended September 30, 2018. The Company’s R&D expenses decreased by $570,000 during the nine month period ended September 30, 2019, or approximately 18%, due to decreases in field testing costs. G&A expenses during the nine month period ended September 30, 2019 increased by $443,000, or approximately 11%, to $4,399,000, mainly due to the aforementioned ongoing review process of the efficacy of our patent portfolio which resulted in impairment charges of $733,000 offset by decreases in consulting and bonus expenses.

Loss from Operations. Our loss from operations decreased during the three months ended September 30, 2019 by $177,000, to $2,138,000 from $2,315,000 in the three months ended September 30, 2018 and decreased for the nine months ended September 30, 2019 by $20,000, to $6,963,000 as compared with $6,983,000 for the nine months ended September 30, 2018.

Interest Income. The net proceeds we received from the private offering of our common stock that we undertook in July 2018 were invested in short-term treasury bills resulting in interest income from investments for the three months ended September 30, 2019 of $30,000 as compared to $23,000 in the three month period ended September 30, 2018. For the nine month period ended September 30, 2019 the interest income was $100,000 compared to $24,000 in the nine month period ended September 30, 2018.

Net Loss. Primarily as a result of decreased R&D expenses , our net loss for the three month period ended September 30, 2019 was $2,108,000 as compared to a net loss of $2,292,000 for the three month period ended September 30, 2018, resulting in a decrease in net loss of $184,000, and our net loss for the nine month period ended September 30, 2019 was $6,863,000 as compared to a net loss of $6,959,000 for the same period in 2018, resulting in a decrease in net loss of $96,000 or approximately 1%.

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

At September 30, 2019, our cash and cash equivalent balance totaled $8,077,000 compared to $8,949,000 at December 31, 2018. This decrease resulted primarily from operating costs. Assuming that our expenses do not increase significantly and that we make no material acquisitions, we anticipate that the current available cash and cash equivalent balance will be sufficient to fund the Company’s ongoing business activities for at least twelve months from the date of filing of this report.

At September 30, 2019, our current assets were in excess of current liabilities resulting in working capital of $9,196,000 compared to $14,774,000 at December 31, 2018. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible and fixed assets.

Operating activities for the nine months ended September 30, 2019 resulted in cash outflows of $5,457,000 which were due primarily to the loss for the period of $6,863,000. These were offset primarily by other non-cash expenses of $185,000, impairment loss of $733,000, services paid with common stock and stock options of $571,000, and a net decrease of $83,000 in working capital exclusive of cash. Operating activities for the nine months ended September 30, 2018 resulted in cash outflows of $6,323,000, which were due primarily to the loss for the period of $6,959,000. These were offset primarily by other non-cash expenses of $302,000, services paid with common stock and stock options of $346,000, and a net increase of $12,000 in working capital, exclusive of cash.

Investing activities for the nine months ended September 30, 2019 resulted in cash inflows of $4,924,000 from the maturity of short term treasury bills, offset by $326,000 in cash used for development of patents and $13,000 for acquisition of fixed assets, compared to $313,000 in disbursements for patent development and $44,000 for the acquisition of fixed assets during the same period of 2018.

There were no net cash inflows from financing activities in the nine months ended September 30, 2019. In the nine months ending September 30, 2018, we received net proceeds of $23,511,000 from offerings of our common stock.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 which we filed with the Securities and Exchange Commission on March 12, 2019 and the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 which we filed with the Securities and Exchange Commission on August 14, 2019. There have been no material changes to such risk factors as of September 30, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2019 we issued 2,500 shares of common stock, having a per share value of $1.44, the closing price of our common stock on October 31, 2018, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended September 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Appointment of Officer and Compensatory Arrangement.

The Company’s Board of Directors appointed Brian G. Fike as the Company’s Chief Financial Officer effective as of November 12, 2019. Prior to his appointment, Mr. Fike held the title of interim Chief Financial Officer from May 11, 2017. Mr. Fike is 51 years of age. We incorporate by reference the description of Mr. Fike’s experience from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017.

In conjunction with his appointment as Chief Financial Officer, the Company increased Mr. Fike’s salary to $200,000.

Amendments to Articles of Incorporation.

On November 12, 2019 the Company amended its articles of incorporation to change the Company’s name from ClearSign Combustion Corporation to ClearSign Technologies Corporation.

ITEM 6.	EXHIBITS

Exhibit
Number	Document

3.1.1	Articles of Incorporation of ClearSign Technologies Corporation, as amended*

3.2.1	Bylaws (1)

3.2.2	Amendment to Bylaws (2)

10.1	Third Amendment to Lease (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer+

101.INS	XBRL Instant Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1) Incorporated by reference from the registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019.

(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION
(Registrant)

Date: November 13, 2019

By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer

