Form 10-K
period 2019-12-31
ClearSign Technologies Corp
filed 2020-03-30
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $22,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2020, the registrant has 26,707,261 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

Technologies Corporation

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash and our history of losses;

•	our ability to successfully develop and implement our technologies and achieve profitability;

•	our limited operating history;

•	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	our ability to manufacture any products we design;

•	general economic conditions and events and the impact they may have on us and our potential

•	customers;

•	our ability to obtain adequate financing in the future;

•	our ability to retain and hire personnel with the experience and talent to develop our products and business;

•	our ability to continue as a going concern;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report.

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

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

PART I

ITEM 1: BUSINESS

Introduction

We design and develop technologies that have been shown to significantly improve key performance characteristics of combustion systems, including emission and operational performance, energy efficiency, safety and overall cost-effectiveness. We believe that our patented ClearSign Core™ technology can enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), institutional, commercial and industrial boiler, chemical, and petrochemical industries. Our ClearSign Core technology, which is our primary technology, uses a porous ceramic structure held at a distance from the injection planes of a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

Our combustion technology has been successfully installed in commercial projects across four different combustion applications. These applications include our process burner technology which is currently being optimized to suit high intensity multiple burner industrial applications, and our boiler burner technology which is being configured to achieve performance certification for commercialization in China. Based on the results of our testing and initial field installations, we believe that combustion equipment utilizing ClearSign Core technology is more effective and cost-efficient than current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), external flue gas recirculation systems and other similar technologies. Such air pollution control systems are widely used in places within our current target markets such as in petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment. We believe that our ClearSign Core technology can provide value to our prospective customers not only by helping them meet current and possible future legislative mandates to reduce pollutant emissions, but by also increasing operating efficiency and reducing capital expenditures while remaining compliant with operating permit emissions requirements.

Based on the limited operating data we have obtained from installations, burners utilizing ClearSign Core ceramic technology provide increased heat transfer efficiency compared to standard burner designs. This is consistent with the physics of heat transfer and the mechanisms by which the ceramic technology functions. The increased heat transfer efficiency as reported potentially results in cost savings in the low to mid-single digit range, which would produce an extremely attractive pay-back period for an investment in ClearSign Core technology-based burners. In addition, since the flames in a ClearSign Core system are established within the confines of a ceramic structure and form with minimal “bulking up” from dilutive inert flue gasses, the flame volumes are small, thus virtually eliminating flame impingement and enabling the burners to function better in tightly spaced heaters compared to the flames of traditional low NOx burners. As a result, heaters utilizing ClearSign Core technology appear to require less maintenance, operate at a lower cost, enable increased productivity when heater operation would otherwise be a combination of enlarged traditional low NOx flames and the constraint of limited internal furnace volumes, and, more importantly, may decrease process downtime.

Although less developed at this time, we are developing and commercializing a range of sensing products. The markets for these products are wide ranging. These products are being developed to provide superior performance in the flame sensing market and we anticipate that the customers for these products will be similar to our ClearSign Core technology customers, with the addition that the technology is applicable to all installed burners and is not focused on regions in which reducing emissions is a high priority. The second target market is outside of the typical combustion industry and includes transportation industries. While this fundamental technology is proven, the development and refinement for individual applications, obtaining the certifications required for commercial deployment and establishing an efficient manufacturing source and channels to market will take some time and we cannot assure that these goals will be achieved. We believe our sensing technologies provide a valuable diversification for our future business. We believe that the burner sensing technology has a global application, as compared to our burner technology which is focused on regions requiring emissions reduction. Like the burner technology, the burner sensing technology is being developed to provide convenient replacement and retrofit solutions in existing equipment in addition to inclusion in newly built equipment. We believe that the opportunities for applications of our sensor technology in the transportation market are global and of great value, but will also take longer to commercialize for the reasons stated above. We anticipate that this will allow for the continued expansion and growth of our business beyond the maturation of our combustion related businesses.

Corporate History

We were incorporated in Washington on January 23, 2008. The address of our corporate headquarters is 12870 Interurban Avenue South, Seattle, Washington 98168 and our telephone number is (206) 673-4848. Our website can be accessed at www.clearsign.com. The information contained on or that may be obtained from our website is not a part of this report. We currently operate in the United States and through a subsidiary in the People’s Republic of China.

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. Combustion systems are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and gas turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our ClearSign Core technology, to date we have limited the introduction of this technology to petroleum refining process heaters, steam generation, boiler burners, and enclosed flares.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices stabilized during 2016 and 2017 and enjoyed appreciation with the general post-election upswing in certain commodities and improved economic outlook. According to the U.S. Energy Information Administration, the spot price of West Texas intermediate crude oil in the last five years has ranged from approximately $77 per barrel to approximately $26 per barrel, with 2019 prices ranging from $46 to $66 per barrel. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our ClearSign Core burner technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

We believe operators in all of our domestic target markets are under pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. We believe this to be the case in the U.S. and worldwide in most major developed and developing countries. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, two states which, historically have leadership from different political parties. As a result, these standards are a significant driver for our development and sales efforts. We believe that our ClearSign Core technology can provide a unique, cost-effective pollution control solution for operators in comparison to all known competing products.

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

We have noted that local air quality districts in EPA designated “severe non-attainment zones” in California are uncertain as to how they will achieve the 2015 standard and other future EPA requirements. Because of this uncertainty, we believe that local regulators are in search of additional means beyond those included in the current regulations to comply with the impending standards. Although NOx emissions from refineries and other oil production and processing operations are highly regulated since they are historically a significant source of stationary NOx emissions, enclosed flares have not historically been viewed as a source requiring the same level of regulation. We believe that our ClearSign Core technology is uniquely able to address the emissions challenges being faced by oil producers and other industries as those challenges relate to both current and reasonably predictable future local air emission standards.

Additionally, we believe that current emissions standards in Europe, the Middle East, parts of Asia and Canada will continue to trend towards stricter air emission standards as these jurisdictions seek to achieve cleaner air. Existing and new emissions standards in such jurisdictions may create additional market opportunities for us.

Our Proprietary Technology

ClearSign Core Burner Technology

The name “ClearSign Core” was adopted to describe the inclusion of ClearSign’s burner technology in the products of original equipment burner manufacturers, providing those manufacturers with a new product range with the unique capability of the ClearSign technology. This will allow ClearSign to leverage our technology and allow our prospective OEM partners to combine their global manufacturing, order fulfillment and service capabilities with what we believe is a distinctively differentiated product performance. Our ClearSign Core burner technology consists of an industrial burner body and a downstream porous ceramic structure. When the unreacted mix of gaseous fuel and air is directed at the ceramic structure, the mixture ignites and stabilizes within the structure itself. Because the fuel and air have more time to mix, the homogeneous mixture mitigates NOx-forming hot spots and chemistry that are typically produced. The mixing and combustion in the ceramic structure results in a dramatically shorter flame, and modification of the structure enables a high level of control over the shape of the flame allowing it to be optimized for a wide range of different applications. NOx, a regulated greenhouse gas pollutant comprised largely of nitrogen oxide and nitrogen dioxide, can be greatly reduced to levels of 5 ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame can often allow for operation of the furnace at a higher capacity. We believe ClearSign Core’s radiant heat transfer from the ceramic structure enhances thermal efficiency, minimizes the possibility of flame impingement and reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) or failure of process tubes, thereby extending the length of time a heater can remain in operation before the need for maintenance.

ClearSign Core Plug & Play

Our ClearSign Core Plug & Play product provides a simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will minimize the customized engineering associated with retrofits and lend itself to mass production. The product derives its name from the fact that it is designed to allow quick and easy installation into a multi-burner heater or furnace and possibly allow the heater to continue operating during installation rather than be shut down. We believe that the simplicity of the actions required to retrofit refinery process heaters with the ClearSign Core Plug & Play, and the potential ability to install the ClearSign Core Plug & Play while the remaining burner system is operational, will lead to increased demand for, and ultimately sales of, our ClearSign Core burners.

ClearSign Core Boiler Burner Technology

Our ClearSign Core boiler burner technology is, in essence, the same as the process burner technology. The details of the components are different due to the different orientation of the boiler application, the different internal chamber dimensions and the fact that a boiler operates with a relatively high combustion air pressure, and in the case of a small fire tube boiler, a lower fuel gas pressure. The concept of incorporating the ClearSign Core technology into a typical OEM burner remains the same.

ClearSign Core Flaring Burners

Our ClearSign Core flaring technology incorporates the same principles as our burner technology, namely directing the fuel gas, in this case typically waste gas, into an air stream with that air and gas mixture forming a flame stabilized on a downstream ceramic structure. This technology has been configured into standard modular designs that can be incorporated into a flame manufacturer’s flare body to provide a flare product with the extremely low emissions production enabled by our ClearSign technology. The pods are designed with standard firing capacities, and these are combined in varying quantities to enable flares to be produced with different firing rates.

ClearSign Eye™ Flame Sensor

The ClearSign Eye™ flame sensor is an electrical flame sensor for industrial applications. Unlike flame rods, sensing electrodes do not have to make contact with the flame. We are continuing to pursue opportunities for this patented sensing technology through both laboratory research, where we have demonstrated certain favorable attributes of this proprietary technology operating at lab scales, and full scale prototype testing for technology related to burner applications. We have multiple options open to us as channels to market, including manufacturing the sensors as a ClearSign original equipment manufacturer, or OEM, product that we sell either directly or through partners and intermediaries to prospective customers. The value of our sensing technology is that it provides a very reliable alternative or replacement technology for critical safety equipment that is typically very unreliable and requires frequent maintenance on industrial burners. There are additional favorable opportunities for flame sensors on other combustion equipment such as flares, thermal oxidizer burners and boiler burners.

Our sensing technology detects the capacitance of a flame, enabling the sensors to function while being physically outside of the flame envelope. This allows the entire sensor probe to be positioned in a cool region, enabling the use of materials and manufacturing processes that provide an extremely long functional life. The electrodes are optimized in shape to provide the most robust signal while being easy to retrofit into existing burner equipment.

Development and Deployment of Our Technology

To date, we have deployed our ClearSign Core technology through retrofits and replacements of existing burners and complete replacement units in the case of our Plug & Play products. Retrofits often involve engineering around an existing burner architecture that can complicate the ClearSign Core burner installation, whereas replacements are more straightforward and more amenable to being sold and installed by third parties, enabling more expansive channels to market. This is especially the case after the introduction of our Plug & Play technology in February 2017 and the simplified control and operation of this technology enabled by the inclusion of a new start up and flame initiation system in April 2019. Because of this, we have focused the development of our technology to provide designs that can be included into our prospective customers’ equipment as self-contained modules or assemblies rather than projects involving the re-engineering of existing burner systems. In this form, we believe that the ClearSign Core burner technology is ideally suited for installation into new heaters and burner replacements, including heater and furnace types requiring large quantities of burners. We have also developed the ClearSign Core flare and are optimizing our boiler burner technology into a similar repeatable form to aid its inclusion in standard industry equipment on a commercial scale.

For simplification and marketing, we have adopted the term “ClearSign Core” to refer to the inclusion of our standardized proprietary combustion technology into a variety of combustion equipment types including, but not limited to, process heater burners, boiler burners, burners for thermal oxidizers and flares. Earlier heater retrofits in which a continuous ceramic “wall” was suspended above the existing burners also still operate and continue to be referred to as “Duplex” technology. The combustion controlling principles of both the “ClearSign Core” and “Duplex” technologies are the same, however the difference is in the ease of use, channel to market and standardization of the technology.

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

ClearSign Core Technology Product Applications

To date, we have deployed our ClearSign Core technology through retrofits and replacements of existing burners. Retrofits often involved engineering around an existing burner architecture that can complicate the installation. This was the case with the old “Duplex” technology, which we no longer install other than for the servicing of existing units. Replacements are more straightforward, especially after the introduction of our Plug & Play technology in February 2017, now developed into our ClearSign Core. By developing our ClearSign Core technology to enable a replacement product, we are able to standardize our designs, simplify inventory and, by removing the need to individually engineer every application, we are able to collaborate with other commercial equipment suppliers to incorporate our ClearSign Core technology into their standard product lines, greatly increasing our potential market reach and the resources we are able to make available to our prospective customers.

Process Heaters in the Oil Refining Industry

To date, we have successfully retrofitted two ClearSign Core installations, two process heaters with the standard Duplex design and one demonstration unit with the Duplex Plug & Play design. The ClearSign Core “Plug & Play” design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. This is our most developed burner product, able to operate the same way as a standard burner and to fit into a heater and control systems. We believe that this product is suitable for licensing and potential manufacturing arrangements with OEMs having established manufacturing and distribution capabilities.

We plan to continue extending the range of ClearSign Core Plug & Play devices to allow the replacement of other burner shapes and configurations, as well as alternate process applications, to further enhance the market available for this product.

Wellhead Enclosed Flares

A major California oil producer approached us in early 2016 to address a unique emission compliance need relating to wellhead enclosed flares. This was an important milestone because it demonstrated the broad application of our Duplex technology. A total of six units using the Duplex technology have been installed for enclosed flares to date. The standardized ClearSign Core technology was developed from the Duplex technology, which it has now replaced. One installation of the ClearSign Core technology in a wellhead enclosed flare is installed and awaiting customer testing.

Based upon discussions with local regulators and examination of regulatory reports, we believe that enclosed flare emissions are a potential target for increased regulation, in part because the success of our installations to date has shown regulators and the EPA that it is possible to establish NOx emissions standards for enclosed flares. In anticipation of this, we are pursuing potential customers with target enclosed flare applications that would benefit from our technology. In 2019, with the development of our standardized ClearSign Core flare technology, we formed a collaborative alliance with the flare OEM, ASHCOR, to enhance our potential sales reach and production capabilities while providing ASHCOR with unique product capability.

OTSGs for the Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in three OTSG projects in the enhanced oil recovery industry in California. We believe that these successful installations are gaining regulator acceptance by the Southern California regulatory authorities and, as a result, market acceptance. Field data reported by our customer indicates significant efficiency improvements resulting from the installation of the ClearSign technology.

Industrial Commercial Boilers

There are a large number of boiler manufacturers producing many styles of boiler equipment for many different applications. Boilers are used in many industrial applications, as well as in commercial and residential applications at much smaller scales. We are currently actively working on commercial boiler applications for two distinct types of industry standard commercial boilers – fire tube and water tube boilers. For fire tube products, we have recently developed our own prototype burner replacement product similar in concept to our ClearSign Core Plug and Play device for process heaters. This product has achieved excellent results after testing in a typical commercial fire tube boiler produced by one of the industry’s largest suppliers. Water tube boilers are larger and more varied in their designs. These field projects are being undertaken in China and are ongoing. We anticipate significant progress during 2020 in testing this equipment although progress has been delayed by the effects of the SARS-COV-2 virus (coronavirus or COVID-19) spread that began in China and now has spread to the United States and most of the world. If the testing is successful, our goal will be to partner with established Western OEMs in the water tube and fire tube boiler industry for wider deployment of our ClearSign Core boiler burner technology in the West, and also to sell the boiler burner technology into the very large Chinese market through our Chinese subsidiary in collaboration with strategic partners in China.

Technical Components of our ClearSign Core Technology

Our ClearSign Core burner technology consists of an industrial burner with our ClearSign Core technology added in place of the traditional burner gas tips, flame stabilization device and refractory tile. The ClearSign Core comsists of a series of gas tips arranged inside the combustion air stream at the point it passes the boundary into a heater. Some distance downstream is a primary or ignition device followed by the porous ceramic structure. Between the injection point of the fuel gas and the primary or ignition device is a support structure and a mixing tube or tubes that optimize the flow of the fuel and air mixture onto the primary or ignition device and the ceramic structure. When the unreacted mix of gaseous fuel and air is directed at the ceramic structure, the mixture ignites and burns within the structure itself. Because the fuel and air have more time to mix, the homogeneous mixture greatly reduces NOx- forming hot spots that are typically produced with existing technology. The mixing and combustion in the ceramic structure results in a dramatically shorter flame. NOx, a regulated pollutant comprised of nitrogen oxide and nitrogen dioxide, is greatly reduced to levels of 5ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame allows for consistent operation of the furnace at a higher capacity. As noted above, we believe ClearSign burner technologies’ radiant heat transfer from the ceramic structure enhances thermal efficiency, reduces the probability of flame impingement and reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) or failure of process tubes, thereby increasing operational run time and productivity and reducing heater maintenance costs.

Refinery and Petrochemical Process Heater Technology

Boiler Technology

ClearSign Core Performance

We have now achieved emission results in multiple applications that exceeded current local BACT levels, including in multiple installations in California related to three of our five target industries. As indicated above, we intend to continue to demonstrate ClearSign Core capabilities through (i) working with local air quality officials to demonstrate the effectiveness of the technology, (ii) operating in-place units, (iii) engineering and testing with new customers and applications, (iv) pursuing additional lab research and development of new applications and next generation improvements to ClearSign Core design and standardization, including the pursuit of more complete systems similar to the process burner ClearSign Core Plug & Play for applications in other vertical markets, and (v) assisting our customers in making emission results available for designation as BACT by local regulatory bodies.

Our Target Markets

Our ClearSign Core products compete in the combustion and emissions control markets. These are highly competitive industries that are currently dominated by companies that have both established products as well as substantially greater infrastructure, customer support networks, and financial resources than we do. Based on the testing and the field installations completed to date, however, we believe that our ClearSign Core technology provides a unique and powerful ability to improve energy efficiency and operational performance, while at the same time significantly reducing emissions, leading to an overall cost-effective installation. Further, we believe that our technology is well suited to create substantial synergistic value through its incorporation into the mainstream commercial offerings of the market incumbents as a “ClearSign Core”, thus leveraging the ClearSign technology and the established breadth and capabilities of collaborating companies.

We are targeting the following segments of the combustion market for our ClearSign Core technology:

•	institutional commercial and industrial boilers;
•	refinery and petrochemical process heaters;
•	large industrial boilers;
•	enclosed flares; and
•	enhanced oil recovery steam generations

In each segment, we are marketing solutions with our ClearSign Core technology that we believe could simultaneously improve productivity, operational efficiency and pollution control through (i) cost-effective retrofitting of our ClearSign Core technology into existing standard system designs, and (ii) new system designs.

Our target markets are greatly affected by air emission regulations and economic conditions. Accordingly, our target market segments are also prioritized geographically based on the needs of the local industries and current and anticipated future demands of local environmental legislature. Details of the localized effect of these influences in the United States are described in the section of this report titled “Our Industry.” In general our immediate regional opportunities are the West Coast and Gulf Coast of the United States, and the regions of Northern China with high populations and cooler environments where district heating is a large source of fossil fuel consumption and where reducing atmospheric pollution is a high priority of the national and local governments.

Competition, Barriers to Entry and Go to Market Strategy

The industry in which we operate is global in scope and is populated by large, established suppliers of burners and post-combustion air pollution control systems, most of which possess substantially greater resources than we do. Worldwide, suppliers of burners and air pollution control equipment include but are not limited to companies such as UOP, Callidus, Eclipse and Maxon (all four are subsidiaries of Honeywell), John Zink Hamworthy Combustion (a subsidiary of Koch Industries and including Coen), General Electric, Haldor Topsøe, Hitachi, Linde, Zeeco and Fives Group, among others.

These systems include low and ultra-low NOX burners, selective and non-selective catalytic reduction systems and other pollution control technologies. The companies that provide these systems are well established and their combustion and emissions control technologies are mostly based on mature, well-understood technologies that are proven in the market. We believe the further development of their technologies, however, will be limited largely to marginal performance improvements. As a consequence of the relatively slow pace of adopting innovation, we believe current technology offerings from the large competitors have become largely commoditized, and differentiation between suppliers is very often based largely on price. This provides both an opportunity and a barrier to more nimble, disruptive companies.

From a customer's perspective, legacy air pollution control technologies are viewed as a cost of doing business, and as a means to operate within current and anticipated future regulatory requirements and to avoid fines.

Unlike most other kinds of capital equipment that provide an economic return through enhanced productivity or efficiency, we believe customers of traditional emissions control equipment do not expect any positive return on emissions control investments other than the right to continue operations or avoidance of fines. We believe the ClearSign Core suite of products offers prospective customers the unique opportunity to greatly reduce capital investment and to realize a return on investment through increased efficiency and/or increased productivity, thereby further differentiating the Company’s technologies from the competition.

As indicated above, we are seeking to develop our business in the combustion and emissions control market and to establish ourselves in a highly competitive industry among companies that have substantial financial resources, a well-developed infrastructure and established products. The business development strategy for ClearSign is planned and being implemented to enable the value of ClearSign technology to be recognized while minimalizing the challenges, discussed below, potentially provided by the strengths of the other participants and the nature of the customers in this market.

Major barriers to entry for a new equipment manufacturer into this market are:

1.	Developing engineering, order fulfillment and customer service staff: Especially in the refining and petrochemical industries, customers require specialist support throughout the purchasing, order execution and life cycle of the combustion equipment. Recruiting or developing sufficient staff with these specialist skills to provide the level of service required by customers in this market would take time and incur a significant ongoing overhead cost.

2.	Developing operational infrastructure: Again, especially in the refining and petrochemical industries, customers require thorough quality assurance procedures, including furnaces in which one article from the order typically has to be demonstrated to meet performance guarantees. Developing such an operation would require significant investment and ongoing costs.

3.	Conservative customers: Because of the complexity of the customers’ infrastructures, the cost of downtime in any part of a processing plant and the potential safety hazards posed by the nature of their operations, the customers are very careful and methodical about adopting a new technology or product from a new unproven supplier.

4.	Profit opportunity: There is very little differentiation between the products of the established burner equipment providers resulting in thin profit margins on the sale of new or replacement burners. A significant portion of a company’s profit results from the sales of replacement parts and equipment upgrades. Any new entrant without a differentiating technology will not have an established source of significant immediate profit.

The “go to market” strategy for the ClearSign Core combustion business has been developed considering both the strengths and weaknesses of ClearSign. The most important weaknesses are highlighted by the barriers to entry identified above: we are a small company with limited financial resources, we do not have a company infrastructure to meet the requirements of our sophisticated target global customers, and while we have highly skilled and experienced employees we do not have the manpower to provide comprehensive service and customer support ourselves. These limitations could be overcome with a significant investment and increase in operational costs; however we believe it is in the best interests of the Company and our shareholders to develop our business with an asset light model to the extent this can enable a timely path to mainstream operations maximum profitability.

Our strengths include our technology, which has been developed to provide a standard set of “core” components that can be incorporated into any generic OEM burner body to provide unique emissions minimizing and flame size controlling performance. Our strengths also include the market opportunity potentially created by new and anticipated environmental emissions control regulations that require combustion performance that either exceeds the technology available from the incumbent equipment manufacturers, or requires retrofitting of existing equipment with a post combustion clean up apparatus that is a very expensive modification, especially for small to mid-sized heaters. We believe the incumbent burner OEM product development approaches to be incremental in nature, and are unlikely to pose a significant threat to the value provided by ClearSign Core technology in the foreseeable future.

Our business has been, and continues to be, developed with the goal of combining our technology with the infrastructure and resources of major OEM equipment manufacturers. Through such a collaborative arrangement, an OEM burner manufacturer can reap the benefits of adding a truly differentiated and unique product line to its offering, while for ClearSign the alliance will provide a means to overcome the barriers to market resulting from the need for a capital and operating expense-intensive infrastructure and a large specialist staff. In addition, we believe that having orders fulfilled by a well-known and trusted supplier will reduce the risk, as perceived by prospective customers, of dealing with a small company and will aid in the adoption of our technology.

Our business plan contemplates forming collaborative partnerships with major OEM equipment manufacturers. At this time our technology has been demonstrated to have commercial viability and has generated interest from end users and OEMs. We expect that the development of strategically chosen collaborative partnerships will result in the supply of ClearSign Core technology to major global customers in large quantities and with the engineering, quality control, customer support and project management services such sophisticated customers require. These relationships will also enable our OEM partners to offer a unique product into the marketplace, providing a potentially significant commercial opportunity for both them and us. We believe forming such alliances will dramatically accelerate the global sales and market adoption rate of our technology.  We already have one agreement at this time for our flare product with ASHCOR, which was announced in June 2019. We are also pursuing various other licensing arrangements for other market verticals and ClearSign Core applications.

Pricing Strategy. Our target markets are characterized by well-established competitors in mature businesses. As a result, competitive pricing rather than pricing based on broad product value is the standard for these markets. However, we believe that our technology improves combustion equipment with unique capabilities and will provide significant economic value compared to the next best alternative solutions available to our prospective customers, thereby resulting in substantial value to them. This, in turn, should enable products containing ClearSign Core technology to sell at prices reflecting the value they offer. Consequently, we believe that the value the ClearSign Core technology provides to the OEMs partnering with us will result in compensation to us based on that value.

Sensing Products. Our sensing products are not yet to the final commercialization phase of the development and product launch process. We have obtained clear and consistent customer feedback guiding the first application of this technology. The target market for this technology is potentially every burner in which flame sensors are deployed, providing a global and very high-volume opportunity. This market is not limited by emissions mandates or the type or manufacturer of the burners. The product is also of value in both retrofit application, where it is applied to existing burners, and to new burners, where it will be installed in the burners by the original burner manufacturer.

The technology is proven, final product design details are being completed for our target application and we are assessing various product business strategies. Unlike the ClearSign Core burner technology, we are assessing both the possibility that we manufacture the sensing products along with the alternative of partnering with one or more established OEM suppliers.

The fundamental technology for the sensors envisioned for transport applications is the same as for the flame sensors, but the application and form of the final product will be very different. We have received notable interest in this product from a major global customer giving us the confidence that this is a market and technology worth future investment. This product is in the very early stages of development, and the application will be highly regulated and will require a thorough product development process. However, all indications to date suggest this is a substantial opportunity for ClearSign and has the potential to be a significant source of business in the future.

Research and Development Program

The experience and industry contacts of our management, board of directors, and consultants with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research program. These are supported by field evaluation agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions. Our research and development activities make use of employees and consultants who are experts in the areas of industrial combustion, statistical experimental design, gas turbines, fluid mechanics and heat transfer.

With the maturation of our ClearSign Core technology, our development process has transitioned from research to commercialization. This has included optimizing the technology to perform in a manner readily adoptable by our prospective customers and easy to implement into the burner structures of our collaborative alliance partners. There are many influences on this later phase of development including customer feedback, product and component standardization, design for manufacture and considerations to simplify inventory management, both for the manufacture and the lifetime support of our products.

Our sensing technology for flame sensing applications is proven in our laboratory at bench scale and in full scale early prototype form. This product is transitioning to commercialization. As discussed above, we also have another form of our sensing technology that we believe can indicate the potential flammability of a hydrocarbon gas and air mixture, which can have great and varied application in other industries such as transport. This product is in an earlier form and is currently undergoing validation and optimization of its intended role in this very different application.

Intellectual Property Protection

We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2019, we have 103 active patent grants and another 61 patents pending with the U.S. Patent and Trademark Office. The earliest year in which any of our patents will expire is 2031. We have been granted 23 patents related to our ClearSign Core technology and 73 patents related to our ECC technology. We maintain an active review process to monitor relevant new inventions to expand our intellectual property protection globally.

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

We believe that we offer major advances in emissions reductions and efficiency improvements. We also believe emissions regulations could enhance market demand for technology if such regulations require a reduction in pollutants such as NOX and CO. In such cases, possible legislation on greenhouse gases, boiler Maximum Available Control Technology (MACT) rules, or general reductions in required criteria pollutant levels globally, and especially in the U.S. and China, could serve our business objectives. Although the timing of such regulations is uncertain, the general trend over the last decades continues to be government-mandated reduction for all criteria pollutants. Ultimately, it may be possible for our technology to achieve BACT designation. We believe the availability of our technology, by itself, may accelerate the government’s willingness to adopt more stringent environmental regulations. Further, we believe efficiency improvements, combined with the elimination of flame impingement, could generate market demand regardless of the existing regulatory framework because they could result in increased productivity or savings for businesses that adopt our technology.

Although the current U.S. administration has indicated that it plans to pursue the reduction of environmental regulations in order to promote economic activity and to eliminate or reduce perceived needless environmental regulations, the statements and actions to date have primarily referenced elimination of regulations associated with greenhouse gas emissions, an area with secondary benefit to our technologies, and the approval of oil pipelines, a step that may benefit our business and that of our prospective customers in the energy sector. At this time, we are not aware of any current or proposed federal, state or local environmental compliance regulations that would have a material detrimental effect on our business objectives. We do not anticipate any major expenditures to be required in order for our technology to comply with any environmental protection statutes. Concurrently the Chinese government has enacted notable tightening of allowable emissions levels, particularly for NOx emissions, and we anticipate this trend will continue in the future.

Employees

As of March 30, 2020, we had 15 full-time employees. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of December 31, 2019, we had a total accumulated deficit of approximately $68 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and our continued efforts to form relationships with strategic partners. We may never generate significant revenue and we may never be profitable.

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

A third party may sue us for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts from our business activities. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to pay monetary damages and/or expenses; stop commercial activities relating to our products; obtain one or more licenses in order to secure the rights to continue the manufacturing or marketing our products; or attempt to compete in the market with substantially similar products. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations.

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

We have not fully developed all of our products, cost of goods or pricing. As a result, we cannot reliably predict our profit margins. Our operating costs could increase significantly compared to those we currently anticipate due to unanticipated results from the development process, application of our technology to unique or difficult processes, regulatory requirements and particular field implementations. Further, we envision our pricing to be highly dependent on the benefits that our customers believe they will achieve using our products. Accordingly, we cannot predict whether or when we will achieve profitability, and if achieved, the amount of such profit margins.

 Many of our potential competitors have greater resources, and it may be difficult to compete against them.

The combustion industry is characterized by intense competition. Many of our potential competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. Although at this time we do not believe that any of our potential competitors have technology similar to ours, we are aware certain potential competitors are attempting to develop similar products. Many firms in the combustion industry have made and continue to make substantial investments in improving their technologies and manufacturing processes. In addition, they may be able to price their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult for us to compete successfully in the combustion market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Of particular note, the loss of services of Dr. Colin J. Deller, our President, Manuel C. Menendez III, President of ClearSign Asia, or Jeffrey Lewallen, our Business Leader – Refining and Petrochemical, could significantly harm our business. We have no present intention to obtain key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled executives and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

•         the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or in general;

•         there are uncertainties related to the enforcement of contracts with certain parties; and

•         more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

As a result of our anticipated growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, our operations in China have been impacted by the recent outbreak of a strain of the coronavirus, which has resulted in the limitation of flights in and out of China, quarantines, and travel restrictions on the local work force and personnel from our U.S. offices. As a result, the Company has experienced ongoing delays in the completion of these two boiler demonstration projects in China. The disruptions resulting from the coronavirus outbreak could have a negative impact on our financial condition, results of operations and business relationships.

Finally, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. While we make every attempt to comply with these laws, our operations outside the United States may increase the risk of violating such laws. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and result in a material adverse effect on our reputation, business and results of operations or financial condition.

Our business and operations have been and may continue to be adversely affected by the recent coronavirus outbreak.

In order to attempt to mitigate the coronavirus pandemic in the State of Washington, where our headquarters are located, on March 23, 2020 Governor Jay Inslee issued a “Stay Home, Stay Healthy” order which, among other things, (i) directs all individuals living in Washington to shelter at their places of residence (subject to limited exceptions), (ii) closes all businesses except “essential businesses,” and (iii) prohibits all gatherings for social, spiritual and recreational purposes. The order will last for two weeks and could be extended. Our business is not considered an “essential business” and therefore employees are not currently working from our facility in Seattle. As a result, employees currently engaged in optimizing the fire tube boiler for demonstration in China are unable to do so. Our operations in China have also been impacted by the severity of the pandemic, and this has and may continue to delay the completion of the water tube and fire tube demonstration projects. While a similar shelter in place order has been imposed in Oklahoma, where we have a secondary office, due to the nature of our operations in that location our employees can continue working remotely.

It is not possible at this time to estimate the full impact that the coronavirus pandemic will have on our business or on our potential customers, suppliers or other business partners. However, the continued spread of the coronavirus, the measures taken by the governments of affected countries, actions taken to protect employees, the limitations placed on travel and border crossings, and the impact of the pandemic on various business activities in affected countries could adversely impact our operational results and financial condition. We currently anticipate that the establishment of the fire tube boiler burner product could be delayed by one to three months. Developments to the water tube boiler burner product in China have already been delayed until the next heating season. These delays could significantly delay any revenue stream that would be associated with the sale of those products in the Chinese market.

If the capital markets continue to experience volatility in response to the coronavirus pandemic, we may not be able to raise capital.

The capital markets have experienced significant volatility due to the ongoing spread of the coronavirus, which may negatively affect our ability to raise capital.

The recent decrease in the price of oil could adversely affect our business and financial results.

The business, operations and financial results of our potential customers in the energy sector, specifically refining operations, may experience adverse effects resulting from the recent decline in oil prices.  This event may put pressure on their capital spending budgets, which could make them less likely to invest time and money in new technologies, such as the ClearSign Core, or make them cancel or delay existing projects in our pipeline.  Any of these outcomes could adversely affect our business and financial results.

Risks Related to Owning Our Securities

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (CLIR: NASDAQ) has traded as low as $0.35 per share and as high as $11.75 per share based upon daily closing prices, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reaction to the coronavirus outbreak. Such broad market fluctuations may adversely affect the market price of our securities.

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

We will require additional financing to fund research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. Additionally, COVID-19 has caused significant disruptions to the global financial markets which could impact our ability to raise additional capital. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business and results of operations.

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

As of March 30, 2020, we had outstanding options and warrants for the purchase of 2,916,601 and 80,000 shares of common stock, respectively. Under the ClearSign Technologies Corporation 2011 Equity Incentive Plan and the ClearSign Combustion Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares or options to employees, officers, directors, independent contractors and agents. Furthermore, as of December 31, 2019, we have reserved an additional 1,282,027 shares of common stock for such awards and the Plans provide that this number may increase quarterly by a collective amount of up to 16% of the number of shares issued by us each quarter. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $1,061,000 in 2019. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a non-accelerated filer company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. Furthermore, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

If we fail to comply with the continued minimum closing bid requirements of The Nasdaq Capital Market LLC (“Nasdaq”) by July 13, 2020 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On January 15, 2020, the Nasdaq staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2). We have been granted 180 calendar days, through July 13, 2020, to regain compliance. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet certain requirements.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal office is located at 12870 Interurban Avenue South, Seattle, Washington with satellite offices located in Tulsa, Oklahoma and Beijing, China. At our principal office in Seattle, we currently lease approximately 9,425 square feet of office and laboratory space, which is suitable and adequate for our current operations, under a triple net lease which expires in May 2023. Monthly minimum rent is approximately $14,000. The Company also has triple net operating leases for office space located in Tulsa, Oklahoma and Beijing, China. The term of the lease for the Tulsa location began in September 2016 and will expire in August 2022. The monthly minimum rent for our Tulsa location is approximately $2,200. The term of the lease for the Beijing location began in November 2018 and will expire in November 2020. The monthly minimum rent for our Beijing location is approximately $6,000 (37,000RMB).

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

According to our transfer agent, as of March 30, 2020 we had approximately 140 shareholders of record. This number does not include an indeterminate number of holders whose shares are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Issuances of Unregistered Securities

On December 31, 2019, we issued 2,500 shares of common stock, having a per share value of $1.03, the closing price of our common stock on October 30, 2019, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group, LLC, for services provided in the three months ended December 31, 2019. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue the stock.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core technology is currently in test furnace and field development. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $67,990,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $72.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

In order to attempt to mitigate the coronavirus pandemic in the State of Washington, where our headquarters are located, on March 23, 2020 Governor Jay Inslee issued a “Stay Home, Stay Healthy” order which, among other things, (i) directs all individuals living in Washington to shelter at their places of residence (subject to limited exceptions), (ii) closes all businesses except “essential businesses,” and (iii) prohibits all gatherings for social, spiritual and recreational purposes. The order will last for two weeks and could be extended. Our business is not considered an “essential business” and therefore employees are not currently working from our facility in Seattle. As a result, employees currently engaged in optimizing the fire tube boiler for demonstration in China are unable to do so. Our operations in China have also been impacted by the severity of the pandemic, and this has and may continue to delay the completion of the water tube and fire tube demonstration projects. While a similar shelter in place order has been imposed in Oklahoma, where we have a secondary office, due to the nature of our operations in that location our employees can continue working remotely.

It is not possible at this time to estimate the full impact that the coronavirus pandemic will have on our business or on our potential customers, suppliers or other business partners. However, the continued spread of the coronavirus, the measures taken by the governments of affected countries, actions taken to protect employees, the limitations placed on travel and border crossings, and the impact of the pandemic on various business activities in affected countries could adversely impact our operational results and financial condition. We currently anticipate that the establishment of the fire tube boiler burner product could be delayed by one to three months. Developments to the water tube boiler burner product in China have already been delayed until the next heating season. These delays could significantly delay any revenue stream that would be associated with the sale of those products in the Chinese market.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 15 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current levels.

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

Revenue Recognition and Cost of Goods Sold The Company recognizes revenue and cost of goods sold in accordance with ASC606, Revenue from Contracts with Customers. Revenues and costs of sales are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s customer contracts include performance obligations related to emission levels or other metrics that are measured at project completion. Since this is the singular performance obligation and cannot be achieved until the air emissions and operational performance have been successfully tested, revenue related to the contracts is recognized upon project completion.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Revenue, Cost of Goods Sold, and Gross Profit. The Company reported no annual revenue in 2019 and incurred $1,000 in warranty costs for previously completed contracts. The Company reported revenue of $530,000 from installation of Duplex units at two enclosed ground flares and one OTSG resulting in a gross profit of $103,000 in 2018. We anticipate gross margins will normalize in the range of 50%, assuming an increase in volume of sales.

Operating Expenses. Operating expenses decreased by $1,092,000 to $8,582,000 in 2019 compared to $9,674,000 in operating expenses in 2018, a decrease of approximately 11%. The Company decreased its research and development (R&D) expenses by $996,000 to $3,056,000 for 2019 compared to $4,052,000 for 2018. R&D expenses decreased due primarily to a $415,000 decrease both in consulting costs related to the evaluation of our ClearSign Core technology and laboratory related costs, all of which totaled $776,000 in 2019 as compared to $1,191,000 in 2018. General & administrative (G&A) expenses decreased by $96,000 to $5,526,000 for 2019 compared to $5,622,000 for 2018. This decrease is due to a reduction of public company expenses, investor expenses, consulting services and employment fees of approximately $871,000, offset by the $733,000 write-off of capitalized patent costs which included those related to patents that were projected to be unnecessarily costly and could be disposed of without degrading the quality of other intellectual property.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during 2019 by $988,000 to $8,583,000, compared to $9,571,000 in 2018, a decrease of approximately 10%.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for 2019 was $8,482,000 as compared to a net loss of $9,500,000 for 2018, resulting in a $1,018,000 decrease in the net loss or approximately 11%.

Liquidity and Capital Resources

At December 31, 2019, our cash and cash equivalent balance totaled $8,552,000 compared to $8,949,000 at December 31, 2018, which we believe will be adequate to support our operations for at least the next 12 months from the date of issuance of this report. Although we are pursuing sales and co-development agreements, there is no assurance that we will be successful in entering into any such agreements or, if we do enter into such agreements, that they will provide adequate funds to support our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. From inception, the Company’s operations have been funded primarily through the sale of its common stock. In order to continue business operations beyond twelve months from the date of issuance of this report, the Company currently anticipates that it will need to raise additional capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions. Additionally the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital.

At December 31, 2019, our current assets were in excess of current liabilities resulting in working capital of $7,684,000 compared to $14,774,000 at December 31, 2018. The decrease in working capital resulted primarily from a $397,000 decrease in cash and cash equivalents, a $6,923,000 decrease in short-term investments with maturities of twelve months or less, a decrease of $115,000 in accrued compensation, and a decrease of $109,000 in prepaid expenses and other assets.

Operating activities for 2019 resulted in cash outflows of $6,902,000 which were due primarily to the net loss for the period of $8,482,000, offset by share based compensation primarily from the Company’s employee and consultant equity plans of $685,000, services and compensation paid with common stock of $14,000, abandonment of capitalized patent costs of $733,000 and depreciation and amortization expense of $240,000. Operating activities for 2018 resulted in cash outflows of $8,384,000 which were due primarily to the loss for the period of $9,500,000, offset by share-based compensation from the Company’s employee and consultant equity plans of $224,000, services and compensation paid with common stock of $242,000, abandonment of capitalized patent costs of $322,000, and depreciation and amortization expense of $271,000.

Investing activities for 2019 resulted in cash inflows of $6,505,000 and cash outflows of $7,425,000 in 2018. During 2019, we received proceeds of $6,923,000 from maturities of short-term U.S. Treasury securities. Development of capitalized patents and other intangible assets resulted in cash outflows of $398,000 and $408,000, respectively. Acquisition of fixed assets for 2019 and 2018 resulted in cash outflows of $20,000 and $94,000, respectively.

There were no financing activities during 2019. Financing activities for 2018 resulted in $23,511,000 of cash inflows from the underwritten offering of our common stock that we completed on February 27, 2018, which provided gross proceeds of $12.9 million and net cash proceeds of $11.9 million and the private offering of our common stock that we completed on July 20, 2018, which provided gross proceeds of $11.7 million and net cash proceeds of $11.6 million.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearSign Technologies Corporation and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Technologies Corporation and subsidiary (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity

As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative operating cash flows since its inception. The Company’s continued operations are dependent upon its ability to raise additional funds through equity or debt financing and attain profitable operations. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital and its operations.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2011

Santa Monica, California

March 30, 2020

ClearSign Technologies Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$8,552,000	$8,949,000
Short-term investments	-	6,923,000
Contract assets	39,000	39,000
Prepaid expenses and other assets	391,000	500,000
Total current assets	8,982,000	16,411,000

Fixed assets, net	665,000	457,000
Patents and other intangible assets, net	1,285,000	1,759,000
Other assets	10,000	10,000

Total Assets	$10,942,000	$18,637,000

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$845,000	$1,080,000
Current portion of lease liabilities	177,000	216,000
Accrued compensation and taxes	226,000	341,000
Contract liabilities	50,000	-
Total current liabilities	1,298,000	1,637,000
Long Term Liabilities:
Long term lease liabilities	418,000	91,000
Total liabilities	1,716,000	1,728,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,707,261 and 26,697,261 shares issued and
outstanding at December 31, 2019 and December 31, 2018, respectively	3,000	3,000
Additional paid-in capital	77,210,000	76,417,000
Accumulated deficit	(67,990,000)	(59,511,000)
Total stockholders' equity	9,223,000	16,909,000
Noncontrolling Interest	3,000	-
Total equity	9,226,000	16,909,000

Total Liabilities and Equity	$10,942,000	$18,637,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2019	2018
Sales	$-	$530,000
Cost of goods sold	1,000	427,000

Gross profit (loss)	(1,000)	103,000

Operating expenses:
Research and development, net of grants	3,056,000	4,052,000
General and administrative	5,526,000	5,622,000

Total operating expenses	8,582,000	9,674,000

Loss from operations	(8,583,000)	(9,571,000)

Other income:
Interest income	101,000	71,000

Net loss	(8,482,000)	(9,500,000)
Net loss attributed to noncontrolling interest	3,000	-

Net loss attributed to common stockholders	$(8,479,000)	$(9,500,000)

Net loss per share - basic and fully diluted	$(0.32)	$(0.42)

Weighted average number of shares outstanding - basic and fully diluted	26,701,042	22,856,210

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Equity

For the the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-In	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity

Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000	$-	$16,909,000

Shares issued for services ($1.44 per share)	7,500	-	11,000	-	11,000	-	11,000
Shares issued for services ($1.03 per share)	2,500	-	3,000	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000	-	100,000
Fair value of stock options issued for board service	-	-	137,000	-	137,000	-	137,000
Share based compensation	-	-	542,000	-	542,000	-	542,000
Fair value of stock award	-	-	-	-	-	6,000	6,000
Net loss	-	-	-	(8,479,000)	(8,479,000)	(3,000)	(8,482,000)
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

	Common Stock		Additional Paid-In	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity

Balances at December 31, 2017	15,608,853	$2,000	$52,441,000	$(50,011,000)	$2,432,000	$-	$2,432,000
Shares issued in stock offering ($2.25 per share)	10,963,543	1,000	24,667,000	-	24,668,000	-	24,668,000
Issuance costs of rights offering	-	-	(1,157,000)	-	(1,157,000)	-	(1,157,000)
Shares issued for services ($3.50 per share)	7,500	-	26,000	-	26,000	-	26,000
Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000	-	4,000
Shares issued for board service ($1.85 per share)	114,865	-	212,000	-	212,000	-	212,000
Share Based Compensation	-	-	224,000	-	224,000	-	224,000
Fair value of stock award	-	-	-	-	-	-	-
Net loss	-	-	-	(9,500,000)	(9,500,000)	-	(9,500,000)
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000	$-	$16,909,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,482,000)	$(9,500,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	14,000	242,000
Share based compensation	685,000	224,000
Depreciation and amortization	240,000	271,000
Abandonment and impairment of capitalized patent costs	733,000	322,000
Change in operating assets and liabilities:
Contract assets	-	145,000
Prepaid expenses and other assets	109,000	(134,000)
Accounts payable and accrued liabilities	(236,000)	312,000
Accrued compensation and taxes	(15,000)	(266,000)
Contract liabilities	50,000	-
Net cash used in operating activities	(6,902,000)	(8,384,000)

Cash flows from investing activities:
Acquisition of fixed assets	(20,000)	(94,000)
Disbursements for patents and other intangible assets	(398,000)	(408,000)
Maturity of (investment in) short term treasury bills	6,923,000	(6,923,000)
Net cash provided by (used in) investing activities	6,505,000	(7,425,000)

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering costs	-	23,511,000
Net cash provided by financing activities	-	23,511,000

Net increase (decrease) in cash and cash equivalents	(397,000)	7,702,000
Cash and cash equivalents, beginning of period	8,949,000	1,247,000
Cash and cash equivalents, end of period	$8,552,000	$8,949,000

Supplemental disclosure of non-cash operating activities:

During the year ended December 31, 2019, the Company issued

stock options to purchase a total of 159,100 shares of common stock to certain of its officers and employees in satisfaction of

$100,000 of accrued compensation at December 31, 2018.

In August 2019 the Company exercised options to extend both the

Seattle and Tulsa office leases which resulted in adjustments to the right of use assets and related lease liabilities by $505,000.

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (ClearSign or the Company) designs and develops products and technologies for the purpose of improving key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety and overall cost-effectiveness. Our patented technologies, embedded in established OEM products as ClearSign Core™, and ClearSign Eye™ and other sensing configurations, enhance the performance of combustion systems and fuel safety systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the Company refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $67,990,000 and expects to experience operating losses and negative cash flows for the foreseeable future. On January 15, 2020, the Company received a letter from The Nasdaq Stock Market advising that for 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore the Company could become subject to delisting if it did not regain compliance within the compliance period (or the compliance period as may be extended). Additionally, the outbreak of COVID-19 has caused significant disruptions to the global markets which could impact the Company’s ability to raise additional capital. Based on the Company’s current plans, it has sufficient funds to continue to support its operations for at least twelve months from the date of issuance of these consolidated financial statements. In order to continue business operations beyond twelve months from the date of issuance of these consolidated financial statements, the Company currently anticipates that it will need to raise additional capital. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and acceptance by the customer the projects can be recorded as revenue.

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

Contract Acquisition Costs and Practical expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, “Narrow Scope Improvements and Practical Expedients,” and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned. The Company records those costs within general and administrative expenses.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patent and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

In 2019 and 2018, the Company received $108,000 and $44,000, respectively, to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2019 and 2018 include assets amounting to approximately $151,000 and $199,000, respectively, relating to operations of the Company in China. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations, and since the end of January 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at December 31, 2019. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2019 and 2018, potentially dilutive shares outstanding amounted to 2,211,058 and 3,376,061, respectively.

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

Recently Issued Accounting Pronouncements

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	December 31,
	2019	2018

Machinery and equipment	$762,000	$853,000
Office furniture and equipment	180,000	186,000
Leasehold improvements	149,000	150,000
Right of use asset-operating leases	1,140,000	637,000
Accumulated depreciation and amortization	(1,566,000)	(1,369,000)
	$665,000	$457,000

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

Lease costs for the years ended December 31, 2019 and 2018 and other quantitative disclosures are as follows:

	For the year ended December 31,
	2019	2018
Lease cost:
Operating lease cost	$238,000	$218,000
Total lease cost	$238,000	$218,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$238,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$505,000
For operating lease:
Weighted average remaining lease term (in years)	3.12
Weighted average discount rate	7.17%

Minimum future payments under the Company’s leases at December 31, 2019 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2020	$177,000	$215,000
2021	169,000	193,000
2022	178,000	190,000
2023	71,000	73,000
Total	$595,000	$671,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,
	2019	2018

Patents
Patents pending	$846,000	$1,202,000
Issued patents	619,000	761,000
	1,465,000	1,963,000
Trademarks
Trademarks pending	77,000	55,000
Registered trademarks	23,000	23,000
	100,000	78,000
Other	8,000	8,000
	1,573,000	2,049,000
Accumulated amortization	(288,000)	(290,000)
	$1,285,000	$1,759,000

Future amortization expense associated with awarded patents and registered trademarks as of December 31, 2019 is estimated as follows:

2020	131,000
2021	100,000
2022	69,000
2023	41,000
2024	13,000
$354,000

In 2019, the Company continued to reassess its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio were maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. As a result, during the year ended December 31, 2019, the Company recorded impairment loss of $733,000 of capitalized patents costs and $322,000 during the year ended December 31, 2018.

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the year ended December 31, 2019. During 2018, the Company recognized revenue totaling $360,000 from completed flare projects, $128,000 of revenue from completion of a once through steam generator (OTSG) project and revenue of $42,000 from a small project. To date, all of the Company’s sales have been Duplex or ClearSign Core products sold in the United States. The cost of goods sold of $1,000 recognized during the year ended December 31, 2019 related to additional warranty costs incurred for previously completed contracts.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of December 31, 2019 and 2018, is as follows:

	2019	2018
Warranty liability, beginning of year	$257,000	$181,000
Accruals	-	51,000
Payments	(1,000)	(32,000)
Adjustments and other	1,000	57,000
Warranty liability, end of year	$257,000	$257,000

Note 7 – Income Taxes

Through December 31, 2019, the Company incurred net operating losses for federal tax purposes of approximately $62,600,000. The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during April 2012. The ownership change will subject net operating loss carryforwards to an annual limitation, which may restrict the ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. The Company analyzed the available information to determine the amount of the annual limitation. Based on information available, the 2012 limitation is estimated to be $686,000 annually. The availability of the Company’s net operating loss carry forwards may be subject to further limitation if a change in the ownership of more than 50% occurs within any three-year period since the last ownership change. The net operating loss carry forwards generated before 2018 may be used to reduce taxable income through the years 2028 to 2037. Net operating loss carryforwards generated for year 2018 and thereafter do not expire.

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2019	2018
Expected tax benefit at 21%	$(1,781,000)	$(1,970,000)
Tax Reform
Change in valuation allowance	1,595,000	1,890,000
Other	186,000	80,000
Provision for income taxes	$-	$-

The net deferred tax asset at December 31, 2019 and 2018 was $13,505,000 and $11,910,000, respectively. In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. Significant components of the deferred tax assets (liabilities), are approximately as follows:

	2019	2018
Net operating loss carry forwards	$13,216,000	$11,540,000
Accrued liabilities	217,000	280,000
Stock compensation	(48,000)	(50,000)
Depreciation	145,000	160,000
Prepaid expenses	(21,000)	(20,000)
Other	(4,000)	-
Deferred tax assets, net	13,505,000	11,910,000
Valuation allowance	(13,505,000)	(11,910,000)
Net deferred tax asset	$-	$-

Although the Company is not under examination, the tax years for 2016 and forward are subject to examination by United States tax authorities.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019, and 2018, there were no accrued interest or penalties related to uncertain tax positions.

Note 8 – Equity

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

In July 2018, the Company completed a private equity offering of 5,213,543 shares of common stock at a price of $2.25 per share to ClirSPV, LLC (Investor). Gross proceeds from the offering totaled $11.7 million and net cash proceeds approximated $11.6 million. The Stock Purchase Agreement permitted the Investor to purchase from the Company up to an aggregate 478,854 shares of common stock at a price of $4 per share (Additional Purchase Right). Pursuant to the terms of the Additional Purchase Right, the Investor had the right to purchase shares of common stock from the Company, as the warrants previously issued to the investors by the Company in its January 25, 2017 rights offering were exercised and the warrant shares were issued. These warrants have expired unexercised on January 25, 2019. The Additional Purchase Right expired on February 1, 2019. The Additional Purchase Right was considered an equity instrument accounted for as a component of the actual price per common share paid by the Investor in the private offering. For basic earnings per share, the common shares associated with the Additional Purchase Right were treated as contingently issuable shares and were not included in basic earnings per share for the year ended December 31, 2018.

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

Issuance of Shares of Subsidiary to Noncontrolling Interest

In December 2019, the Company issued shares of its subsidiary representing a 1% ownership interest to an executive. The fair value of the shares at the date of the issuance was estimated to be $6,000 and was recorded as stock based compensation expense during the year ended December 31, 2019.

Equity Incentive Plan

The ClearSign Technologies Corporation 2011 Equity Incentive Plan (the Plan) provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. At the Company’s Annual Meeting held on May 8, 2019, the shareholders approved an amendment to the Plan that (i) increased the number of shares of common stock in the reserve by 1,231,593 to a total of 4,004,214 shares of common stock, representing approximately 15% of the number of shares of the Company’s stock outstanding and (ii) increased the number of shares that may be issued pursuant to the evergreen provision, if any, to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of December 31, 2019, the number of shares reserved for issuance under the Plan totaled 4,004,964 shares. Activity under the Plan is as follows:

F-15

	2019	2018
Reserved but unissued shares under the Plan, beginning of year	1,296,462	191,656
Increases in the number of authorized shares under the Plan	1,236,346	1,106,088
Grants of stock options	(1,328,718)	(224,000)
Stock option forfeitures	77,937	337,583
Exercise of stock options	-	-
Stock grants	-	(114,865)
Stock grant forfeitures	-	-
Reserved but unissued shares under the Plan, end of year	1,282,027	1,296,462

Stock Options

In the year ended December 31, 2019, the Company made awards of stock options for the purchase of an aggregate 1,328,718 shares of common stock to its employees and directors from the Plan. Of these awards, options covering 159,100 shares of common stock were awarded in lieu of cash bonuses for 2018 and the expense was recorded during the year ended December 31, 2018. An option for the purchase of 258,618 shares of common stock was issued from the Plan to the Company’s Chief Executive Officer as part of options for the purchase of an aggregate 600,000 shares of common stock granted to him in conjunction with his recruitment and employment, as described below (see Inducement Stock Options). Options covering an additional 381,000 shares of common stock have been issued as payment to the Company’s directors and are described below. The remaining stock option awards covering 530,000 shares of common stock were granted to certain members of management. The 2019 stock option awards have exercise prices either specified at $2.25 or at the grant date fair value ranging from $0.87 to $1.21 per share, contractual lives of 10 years, and vest over a period of one to three years. The fair values of the stock options estimated on the dates of grant using the Black-Scholes option valuation model totaled $664,000.

In 2018, the Company awarded from the Plan to certain employees stock options for the purchase of 224,000 shares of stock. The stock options have exercise prices based on the grant date fair values ranging from $1.85 to $2.10 per share with a weighted average of $1.94 per share, a contractual life of 10 years, and vesting over three to four years.

As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility was determined through the Company’s historical stock price volatility. The Company estimated the forfeiture rate at the time of grant and will revise it, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes compensation costs only for those equity awards that are expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

	2019		2018
Expected life	5.75	years	6.20	years
Weighted average volatility	71%		70%
Forfeiture rate	20%		15%
Weighted average risk-free interest rate	2.52%		2.74%
Expected dividend rate	0%		0%

A summary of the Company’s stock option activity and related information is as follows:

	2019			2018
	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	880,277	$4.32	6.49	993,860	$4.81	6.94
Granted	1,328,718	$1.32	9.16	224,000	$1.94	9.23
Exercised	-	-	-	-	-	-
Forfeited/Expired/Exchanged	(77,937)	$2.11	-	(337,583)	$4.19	-
Outstanding at December 31	2,131,058	$2.53	7.99	880,277	$4.32	9.04
Exercisable at December 31	1,461,073	$2.90	7.58	587,962	$5.17	6.49

A summary of the status of the Company’s non-vested stock options at December 31 and changes during the year is as follows:

	2019		2018
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1	292,315	$2.61	238,871	$4.27
Granted	1,328,718	$1.32	224,000	$1.94
Vested	(902,268)	$1.40	(122,647)	$4.15
Exercised	-	-	-	-
Forfeited/Expired/Exchanged	(48,780)	$2.14	(47,909)	$3.82
Non-vested stock options at December 31	669,985	$1.71	292,315	$2.61

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2019 is $0. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2019, there was $300,000 of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan that will be recognized over a remaining weighted average period of 1.4 years. That cost is expected to be recognized in future years as follows:

2020	207,000
2021	84,000
2022	9,000
$300,000

The recognized compensation cost associated with the Plan is as follows:

	2019	2018
Research and development	$174,000	$145,000
General and administrative	394,000	79,000
Effect on net loss	$568,000	$224,000
Effect on net loss per share	$0.02	$0.01

Stock Grants

In May 2018, the Company authorized shares of common stock to be issued under the Plan to its non-executive directors in accordance with board agreements. The shares were earned quarterly for service in 2018. The Company recognized $212,000, represented by 114,865 shares, in general and administrative expense through December 31, 2018. There were no such stock grants during the year ended December 31, 2019.

Consultant Stock Plan

The 2013 Consultant Stock Plan (the Consultant Plan) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on December 31, 2019 totaled 190,142 shares. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Company granted 7,500 shares of common stock in 2018, under the Consultant Plan to a consultant for services for the period from January 1, 2018 to September 30, 2018. The fair value of the stock at the time of grant was $3.50 per share for a total value of $26,000 in 2018, which the Company recognized in general and administrative expense. The Company also granted 10,000 shares of common stock to a second consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000, for which the Company recognized $4,000 for 2,500 shares in general and administrative expense on a pro-rated quarterly basis in the fourth quarter of 2018 and $10,000 in the first three quarters of 2019. The contract with the second consultant was renewed and the second consultant was granted 10,000 shares for services from September 1, 2019 through August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000. The Consultant Plan expense for 2019 and 2018 was $14,000 and $30,000, respectively.

Activity under the Consultant Plan is as follows:

	2019	2018
Reserved but unissued shares under the Consultant Plan at January 1	199,705	99,159
Increases in the number of authorized shares under the Consultant Plan	437	110,546
Stock grants	(10,000)	(10,000)
Reserved but unissued shares under the Consultant Plan at Period End	190,142	199,705

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company’s shareholders. During the year ended December 31, 2019, the Company granted options to purchase 600,000 shares of common stock as an inducement to its President and Chief Executive Officer to accept the Company’s offer of employment. (See Note 11.) The stock options have exercise prices ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares was issued from the Company’s 2011 Equity Incentive Plan and are accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for the year ended December 31, 2019 was $111,000. The remaining unrecognized compensation expense associated with these awards is $65,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

	2019
Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Warrants

A summary of the Company’s warrant activity and related information is as follows:

	2019		2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	2,495,784	$3.98	2,495,784	$3.98
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(2,415,784)	$4.05	-	-
Outstanding at December 31	80,000	$1.80	2,495,784	$3.98

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2019:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	1.14

The intrinsic value of the outstanding warrants was $0 at December 31, 2019.

Note 9 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees whereby the Company matches employee contributions up to 3% of each employee’s 2019 and 2018 earnings. The Company’s matching contribution expense totaled $58,000 and $85,000 in 2019 and 2018, respectively.

Note 10 – Related Party Transactions

In November 2018, one of the Company’s shareholders, who is also a co-founder and member of MDB Capital Group LLC, filed a draft solicitation statement with the SEC seeking the support of the Company’s shareholders in making a demand that the Company call a special meeting of its shareholders. In January 2019, the Company entered into a Cooperation Agreement with this shareholder pursuant to which the shareholder withdrew his request to hold a special meeting. The Cooperation Agreement among other things, includes certain standstill provisions.  The term of the Cooperation agreement will continue until the earlier of (i) the day immediately following the date of 2020 annual meeting or (ii) December 31, 2020. Pursuant to the terms of the Cooperation Agreement the Company reimbursed the shareholder $40,000 for expenses, which is included in accounts payable and accrued liabilities at December 31, 2018. Costs incurred in connection with this matter, including the amount reimbursed to the shareholder, were recorded in general and administrative expenses and totaled approximately $101,000 and $364,000 for the years ended December 31, 2019 and 2018, respectively.

Note 11 – Commitments and Contingencies

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

Through December 31, 2019, the Company has paid Dr. Deller $33,000 in Relocation Adjustment payments to reimburse temporary housing costs.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of these financial statements, the Company is not a party to any material pending legal proceedings.

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Note 12 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2019 and 2018 are as follows:

	First	Second	Third	Fourth
For the year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Gross Profit (Loss)	$(1,000)	$-	$-	$-
Operating Expense	$2,376,000	$2,447,000	$2,138,000	$1,621,000
Net loss attributed to common stockholders	$(2,329,000)	$(2,426,000)	$(2,108,000)	$(1,616,000)
Net Loss per share - basic and fully diluted	$(0.09)	$(0.09)	$(0.08)	$(0.06)

For the year ended December 31, 2018
Revenue	$530,000	$-	$-	$-
Gross Profit (Loss)	$135,000	$(20,000)	$(9,000)	$(3,000)
Operating Expense	$2,413,000	$2,370,000	$2,306,000	$2,585,000
Net loss attributed to common stockholders	$(2,278,000)	$(2,389,000)	$(2,292,000)	$(2,541,000)
Net Loss per share - basic and fully diluted	$(0.13)	$(0.11)	$(0.09)	$(0.10)

Note 13 – Subsequent Events

NASDAQ Listing Requirements

On January 15, 2020, the Company received a letter from The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of the Company's common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). The letter also indicates that the Company will be provided with a compliance period of 180 calendar days, or until July 13, 2020, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). The letter further indicates that if, at any time during the 180-day compliance period, the closing bid price of the common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. The Company intends to continue to monitor the bid price levels for the common stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period or any extension thereof.

Coronavirus Impacts

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States.  The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2019, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2019.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Equity Compensation Plan Information

The table below provides information as of December 31, 2019 regarding the compensation plans (2011 Equity Incentive Plan and 2013 Consultant Stock Plan) under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans
approved by security holders	2,211,058	$2.50	1,472,169
Equity compensation plans not
not approved by security holders	-	-	-
	2,211,058	$2.50	1,472,169

The above table excludes vested stock grants of 591,879 and 63,250 shares under the 2011 Equity Incentive Plan and the 2013 Consultant Stock Plan, respectively.

In January 2011, our shareholders approved the ClearSign Technologies Corporation 2011 Equity Incentive Plan that provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

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

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws of ClearSign Technologies Corporation (2)
3.2.1	Amendment to Bylaws (3)
4.1	Form of Common Stock Certificate (4)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Office Lease Agreement (2)
10.2	Form of Confidentiality and Proprietary Rights Agreement (2)
10.3	ClearSign Technologies Corporation 2011 Equity Incentive Plan (2)+
10.4	Form of Director and Officer Indemnification Agreement (2)+
10.5	ClearSign Combustion Corporation 2013 Consultant Stock Plan (5)
10.6	First Amendment to Office Lease Agreement dated December 17, 2013 (6)
10.7	Second Amendment to Office Lease Agreement dated September 29, 2016 (7)
10.8	Consulting Agreement dated January 4, 2019 between the registrant and Roberto Ruiz (8)
10.9	Third Amendment to Office Lease Agreement dated July 18, 2019 (9)
10.10	Employment Agreement dated January 28, 2019 between the registrant and Colin James Deller (10)+
10.11	Stock Purchase Agreement dated July 12, 2018 between the registrant and CLIRSPV, LLC (11)
21	Subsidiaries of the registrant (7)
23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

**	Furnished herewith.

+	Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(5)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2019.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2019.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2019.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: March 30, 2020	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: March 30, 2020	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2020	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2020	/s/ Lon E. Bell
Lon E. Bell, Ph.D., Director

Date: March 30, 2020	/s/ Robert T. Hoffman
Robert T. Hoffman, Director

Date: March 30, 2020	/s/ Susanne L. Meline
Susanne L. Meline, Director

Date: March 30, 2020	/s/ Bruce A. Pate
Bruce A. Pate, Director

