Form 10-Q
period 2020-03-31
ClearSign Technologies Corp
filed 2020-05-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 14, 2020, the issuer has 26,709,761 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$7,084,000	$8,552,000
Contract assets	39,000	39,000
Prepaid expenses and other assets	334,000	391,000
Total current assets	7,457,000	8,982,000

Fixed assets, net	593,000	665,000
Patents and other intangible assets, net	1,326,000	1,285,000
Other assets	10,000	10,000

Total Assets	$9,386,000	$10,942,000

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,056,000	$845,000
Current portion of lease liabilities	168,000	177,000
Accrued compensation and taxes	121,000	226,000
Contract liabilities	50,000	50,000
Total current liabilities	1,395,000	1,298,000
Long Term Liabilities:
Long term lease liabilities	378,000	418,000
Total liabilities	1,773,000	1,716,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 26,709,761 and 26,707,261 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	77,560,000	77,210,000
Accumulated deficit	(69,953,000)	(67,990,000)
Total stockholders' equity	7,610,000	9,223,000
Noncontrolling Interest	3,000	3,000
Total equity	7,613,000	9,226,000

Total Liabilities and Equity	$9,386,000	$10,942,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Sales	$-	$-
Cost of goods sold	-	1,000

Gross profit (loss)	-	(1,000)

Operating expenses:
Research and development, net of grants	810,000	902,000
General and administrative	1,153,000	1,474,000

Total operating expenses	1,963,000	2,376,000

Loss from operations	(1,963,000)	(2,377,000)

Other income:
Interest income	-	48,000

Net loss	(1,963,000)	(2,329,000)
Net loss attributed to noncontrolling interest	-	-

Net loss attributed to common stockholders	$(1,963,000)	$(2,329,000)

Net loss per share - basic and fully diluted	$(0.07)	$(0.09)

Weighted average number of shares outstanding - basic and fully diluted	26,707,288	26,697,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	2,500	-	2,000	-	2,000	-	2,000
Fair value of stock options issued in payment of accrued compensation	-	-	215,000	-	215,000	-	215,000
Fair value of stock options issued for board service	-	-	53,000	-	53,000	-	53,000
Share based compensation	-	-	80,000	-	80,000	-	80,000
Net loss	-	-	-	(1,963,000)	(1,963,000)	-	(1,963,000)
Balances at March 31, 2020	$26,709,761	$3,000	$77,560,000	$(69,953,000)	$7,610,000	$3,000	$7,613,000

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000	$-	$16,909,000

Shares issued for services ($1.44 per share)	2,500	-	3,000	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000	-	100,000
Share Based Compensation	-	-	233,000	-	233,000	-	233,000
Net loss	-	-	-	(2,329,000)	(2,329,000)	-	(2,329,000)
Balances at March 31, 2019	26,699,761	$3,000	$76,753,000	$(61,840,000)	$14,916,000	$-	$14,916,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,963,000)	$(2,329,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,000	3,000
Share based compensation	143,000	233,000
Depreciation and amortization	58,000	70,000
Accrued interest income	-	(44,000)
Change in operating assets and liabilities:
Prepaid expenses and other assets	57,000	45,000
Accounts payable and accrued liabilities	213,000	42,000
Accrued compensation and taxes	100,000	(42,000)
Net cash used in operating activities	(1,390,000)	(2,022,000)

Cash flows from investing activities:
Acquisition of fixed assets	-	(11,000)
Disbursements for patents and other intangible assets	(78,000)	(145,000)
Net cash used in investing activities	(78,000)	(156,000)

Net used in cash and cash equivalents	(1,468,000)	(2,178,000)
Cash and cash equivalents, beginning of period	8,552,000	8,949,000
Cash and cash equivalents, end of period	$7,084,000	$6,771,000

Supplemental disclosure of non-cash operating activities:

During the three months ended March 31, 2020, the Company issued stock options to purchase a total of 444,161 shares of common stock to its officers and employees in satisfaction of $205,000 of accrued compensation at December 31, 2019.

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

Clearsign Technologies Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (ClearSign or the Company) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety and overall cost-effectiveness. Our patented technologies are designed to be embedded in established OEM products as ClearSign Core™ and the ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

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

The Company has historically financed its operations primarily through issuances of equity securities, including $11.9 million in proceeds, net of offering costs, from a stock offering completed on February 27, 2018 and $11.6 million in proceeds, net of offering costs, from a stock offering completed on July 20, 2018. The Company has incurred losses since its inception totaling $69,953,000 and expects to experience operating losses and negative cash flows for the foreseeable future. On January 15, 2020, the Company received a letter from The Nasdaq Stock Market advising that for 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore the Company could become subject to delisting if it did not regain compliance within the compliance period (or the compliance period as may be extended). Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital.

Based on its current plans, the Company does not have sufficient funds to continue operating its business at current levels for at least 12 months from the date of issuance of these financial statements. In order to continue business operations, the Company currently anticipates that it will need to raise additional capital. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product development and commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its plans as set forth above. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements.

In the opinion of management, these consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606, Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control and performance obligations are satisfied. Typically, the Company’s contracts with customers have performance obligations regarding air emissions and operational performance that are satisfied upon completion of service. Since this is the singular performance obligation and cannot be achieved until the air emissions and operational performance have been successfully tested, revenue related to the contracts is recognized upon project completion.

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

Contract Acquisition Costs and Practical Expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned. The Company records those costs within general and administrative expenses.

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

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

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

During the three months ended March 31, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. Since these funds were provided without expectation of reciprocation, except notification of research results, the funds received were offset against the related research and development costs incurred. There were no such funds received by the Company during the three months ended March 31, 2020.

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

Foreign Operations

The accompanying consolidated financial statements as of March 31, 2020 and December 31, 2019 include assets amounting to approximately $81,000 and $151,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the end of January 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

Foreign Currency

The functional currency of ClearSign Asia Limited is the U.S. dollar. The Company remeasures the transactions denominated in Chinese Yuan at the average exchange rate in effect during the period. At the end of each reporting period, the Company remeasures ClearSign Asia Limited’s monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income (expense), net in the consolidated statements of operations. Foreign currency exchange gain (loss) has not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at March 31, 2020. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2020 and 2019, potentially dilutive shares outstanding amounted to 2,643,470 and 1,516,540, respectively.

Recently Adopted Accounting Pronouncements

In November 2018 FASB issued ASU 2018-18, Topic 808 Collaborative Arrangements. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows: (1) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this standard did not have material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2020	2019
	(unaudited)
Machinery and equipment	$762,000	$762,000
Office furniture and equipment	177,000	180,000
Leasehold improvements	149,000	149,000
Right of use asset-operating leases	1,140,000	1,140,000
Accumulated depreciation and amortization	(1,635,000)	(1,566,000)
	$593,000	$665,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington that was to end in March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that was to end in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases included lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the option to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease began in April 2020 and rent will be abated for April and May 2020, although the Company will be responsible for its proportionate share of expenses and taxes. The Company will pay a monthly rent of approximately $13,500 beginning on June 1, 2020 through March 2021. The monthly rent will increase on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease is approximately $2,200 a month beginning September 2019 through August 2022 with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000.

Lease costs for the three months ended March 31, 2020 and 2019 and other quantitative disclosures are as follows (unaudited):

	For the three months ended March 31,
	2020	2019
Lease cost:
Operating lease cost	$62,000	$59,000
Total lease cost	$62,000	$59,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$59,000

For operating lease:
Weighted average remaining lease term (in years)		2.92
Weighted average discount rate		7.17%

Minimum future payments under the Company’s leases at March 31, 2020 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2020 (remaining 9 months)	$128,000	$155,000
2021	169,000	193,000
2022	178,000	190,000
2023	71,000	73,000
Total	$546,000	$611,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Patents
Patents pending	$857,000	$846,000
Issued patents	676,000	619,000
	1,533,000	1,465,000
Trademarks
Trademarks pending	87,000	77,000
Registered trademarks	23,000	23,000
	110,000	100,000
Other	8,000	8,000
	1,651,000	1,573,000
Accumulated amortization	(325,000)	(288,000)
	$1,326,000	$1,285,000

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2020 is estimated as follows (unaudited):

2020 (remaining 9 months)	109,000
2021	111,000
2022	83,000
2023	49,000
2024	22,000
$374,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the three months ended March 31, 2020 and 2019. The Company did not record any cost of goods sold for the three months ended March 31, 2020 and recorded $1,000 for the three months ended March 31, 2019 related to additional warranty costs incurred for previously completed contracts.

Note 6 –Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the Clearsign Technologies Corporation 2011 Equity Incentive Plan (the “Plan”) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2020, the number of shares of common stock reserved for issuance under the Plan totaled 4,005,339. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

During the three months ended March 31, 2020, the Company granted stock options for the purchase of an aggregate 444,161 shares of common stock to its employees from the Plan. These were awarded in lieu of cash for 2019 bonuses and the expense was recorded during the year ended December 31, 2019. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.00	years
Weighted average volatility		72%
Forfeiture rate		15%
Weighted average risk-free interest rate		1.63%
Expected dividend rate		0%

Outstanding stock option awards at March 31, 2020 and December 31, 2019 totaled 2,563,470 shares and 2,131,058 shares, respectively, with the right to purchase 2,147,348 shares and 1,461,073 shares being vested and exercisable at March 31, 2020 and December 31, 2019, respectively. The recognized compensation expense associated with stock option awards for the three months ended March 31, 2020 and 2019 totaled $80,000 and $126,000, respectively. On March 31, 2020 the number of shares reserved under the Plan but unissued totaled 849,990. At March 31, 2020, there was $239,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The intrinsic value of outstanding stock options was $0 at March 31, 2020.

On April 1, 2020, the Company awarded from the Plan to certain directors stock options for the purchase of 94,500 shares of common stock as payment for services rendered to the Company in the first quarter of 2020.  The stock options have an exercise price based on the grant date fair value, which was $0.72, with a contractual life of 10 years.  Share-based compensation related to this grant of $53,000 was recognized in the three months ended March 31, 2020.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the “Consultant Plan”) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2020 totaled 253,417 with 187,667 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for contracted services performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000, which the Company recognized on a quarterly pro-rated basis for 2,500 shares in general and administrative expense. The contract was renewed and the consultant was granted an additional 10,000 shares for services to be performed from September 1, 2019 through August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000, which the Company is recognizing on a quarterly pro-rated basis for 2,500 shares in general and administrative expense. The Consultant Plan expense for the three months ended March 31, 2020 and 2019 was $2,000 and $3,000, respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. During the three months ending March 31, 2019 the Company granted options for the purchase of 600,000 shares of common stock to its President and Chief Executive Officer as an inducement to accept the Company’s offer of employment. (see Note 7). The stock options have exercise prices at the award date fair value ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares of common stock was issued from the Company’s 2011 Equity Incentive Plan and is accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares of common stock were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for the three months ended March 31, 2020 and 2019 was $13,000 and $59,000, respectively. The remaining unrecognized compensation expense associated with these awards is $52,000.

Warrants

At March 31, 2020, warrants for the purchase of 80,000 shares of common stock at an exercise price of $1.80 per share were outstanding and had a remaining life of 0.88 years.

Note 7 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary. During the three months ended March 31, 2020 and 2019, the Company has paid Dr. Deller $12,000 and $5,000, respectively, in Relocation Adjustment payments to reimburse temporary housing costs.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of this report, the Company is not a party to any material pending legal proceedings.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company’s ability to raise additional capital, on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 8 – Subsequent Events

On May 8, 2020, the Company issued a Promissory Note ( the “PPP Loan”) to Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $250,832 from the PPP Loan. The PPP Loan is scheduled to mature on May 7, 2022, has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is computed using a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs and the employer maintains or rehires employees and maintains salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, or technologies; future performance or results of anticipated products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our history of losses;

•	our ability to successfully develop and implement our technology and achieve profitability;

•	our limited operating history;

•	emerging competition and advancing technology in our industry that may outpace our technology;

•	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies and pricing;

•	our ability to manufacture any products we design;

•	our ability to hire and retain personnel with the experience and talent to develop our products and business;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future;

•	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;

•	our ability to continue as a going concern;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K.

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core™ technology is currently in test furnace and field development. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $69,953,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $72.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

In order to attempt to mitigate the coronavirus pandemic in the State of Washington, where our headquarters are located, on March 23, 2020 Governor Jay Inslee issued a “Stay Home, Stay Healthy” order which, among other things, (i) directs all individuals living in Washington to shelter at their places of residence (subject to limited exceptions), (ii) closes all businesses except “essential businesses,” and (iii) prohibits all gatherings for social, spiritual and recreational purposes. The order will continue until at least May 31, 2020, and is being modified in phases starting on May 5, 2020. After a review of our business and subsequent clarifications from State agencies, we determined that our business is an “essential business” and therefore a limited number of employees are currently working from our facility in Seattle. Employees currently engaged in optimizing the fire tube boiler for demonstration in China, our process burner to meet specific customer performance requirements and the commercialization of our sensing technologies are able to do so, however not all contractors, suppliers or parts are available, or can be obtained as expeditiously as before, so these projects have experienced some delay. Our operations in China have also been impacted by the severity of the pandemic, and this has and may continue to delay the completion of the water tube and fire tube demonstration projects. Our administrative staff in Seattle and our employees located in our Tulsa office are continuing to work remotely.

It is not possible at this time to estimate the full impact that the coronavirus pandemic will have on our business or on our potential customers, suppliers or other business partners. However, the continued spread of the coronavirus, the measures taken by the governments of affected countries, actions taken to protect employees, the limitations placed on travel and border crossings, and the impact of the pandemic on various business activities in affected countries could adversely impact our operational results and financial condition. We currently anticipate that the establishment of the fire tube boiler burner product could be delayed by an additional one to three months. Developments to the water tube boiler burner product in China have already been delayed until the next heating season. These delays could similarly delay any potential revenue stream that would be associated with the sale of those products in the Chinese market.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance and develop a critical level of successful sales and product installations. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its plans as set forth above. Based on our current plans, we do not have sufficient funds to continue our business at current levels for at least 12 months from the date of issuance of this report. As a result, management has concluded that there is a substantial doubt about the Company’s ability to continue as a going concern.

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for product development and commercialization activities, and administration, travel, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We currently have 14 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current levels.

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

Product Warranties. The Company warrants installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to repair or replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the balance sheets.

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

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable, and accrued expenses. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

RESULTS OF OPERATIONS

Comparison of the Three Months Ending March 31, 2020 and 2019

Sales and Gross Profit. We earned no revenue and incurred no cost of goods sold during the quarter ended March 31, 2020, referred to herein as Q1 2020. We earned no revenues and incurred $1,000 in additional warranty costs for previously completed contracts during the three month period ending March 31, 2019, referred to herein as Q1 2019.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $413,000, or approximately 17%, to $1,963,000 for Q1 2020, as compared to $2,376,000 for Q1 2019. The Company decreased its R&D expenses by $92,000, or approximately 10%, to $810,000 for Q1 2020 as compared to $902,000 for Q1 2019. The decrease in R&D expenses was due primarily to decreased field testing and laboratory related costs. G&A expenses decreased by $321,000, or approximately 22%, to $1,153,000 in Q1 2020 as compared to $1,474,000 in Q1 2019, resulting primarily from a reduction of share-based compensation, consulting services and legal fees.

Loss from Operations. Our loss from operations decreased during Q1 2020 by $414,000, to $1,963,000 in Q1 2020 from $2,377,000 in Q1 2019.

Interest Income. Our interest income for Q1 2020 was $0 due to maturity of all short-term investments as compared to $48,000 in Q1 2019, which was earned on investments in U.S. Treasury bills.

Net Loss. Primarily as a result of decreased G&A and no gross loss, our net loss for Q1 2020 was $1,963,000 as compared to a net loss of $2,329,000 for Q1 2019, resulting in a decrease in net loss of $366,000.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalent balance totaled $7,084,000 compared to $8,552,000 at December 31, 2019, a decrease of $1,468,000 that resulted primarily from operating costs.

Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of this report. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. Our development and general administrative costs are ongoing and we expect to require additional funding to meet these expenses. To that end we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on June 27, 2019 that was declared effective on July 12, 2019. The registration statement allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner although, as noted above, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2020, our current assets were in excess of current liabilities resulting in working capital of $6,062,000 compared to $7,684,000 at December 31, 2019. The decrease in working capital resulted primarily from the funds used in operations and invested in intangible assets.

Operating activities for the three months ended March 31, 2020 resulted in cash outflows of $1,390,000 which were due primarily to the loss for the period of $1,963,000. These were offset primarily by non-cash expenses of $58,000 and services paid with common stock and stock options of $145,000. Operating activities for the three months ended March 31, 2019 resulted in cash outflows of $2,022,000, which were due primarily to the loss for the period of $2,329,000. These were offset primarily by non-cash expenses of $26,000 and services paid with common stock and stock options of $236,000.

Investing activities for the three months ended March 31, 2020 resulted in cash outflows of $78,000 in disbursements for development of patents, compared to $145,000 in disbursements for patent development and $11,000 for the acquisition of fixed assets during the same period of 2019.

There were no net cash inflows from financing activities in the three months ended March 31, 2020 and 2019.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 which we filed with the Securities and Exchange Commission on March 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2020 we issued 2,500 shares of common stock, having a per share value of $1.03, the closing price of our common stock on October 30, 2019, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended March 31, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 8, 2020, the Company issued a Promissory Note (the “PPP Loan”) to Bank of America pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $250,832 from thePPP Loan. The PPP Loan is scheduled to mature on May 7, 2022, has an interest rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The PPP Loan may be prepaid by the Company at any time prior to its maturity with no prepayment penalties.

The PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the PPP Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is computed using a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, rent payments on certain leases and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs and the employer maintains or rehires employees and maintains salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. There can be no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part.

The foregoing description does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the PPP Loan Promissory Note, a copy of which will be filed with the Company’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Clearsign Technologies Corporation (1)
3.2	Bylaws (2)
3.2.1	Amendment to Bylaws (3)
4.1	Form of Common Stock Certificate (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer+
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instant Document*
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

CLEARSIGN TECHNOLOGIES CORPORATION
(Registrant)

Date: May 14, 2020	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer