Form 10-Q
period 2020-09-30
ClearSign Technologies Corp
filed 2020-11-13
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 13, 2020, the issuer has 30,043,186 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 Unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the three month periods during the nine months ended September 30, 2020 and 2019 Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I-FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$10,647,000	$8,552,000
Contract assets	237,000	39,000
Prepaid expenses and other assets	438,000	391,000
Total current assets	11,322,000	8,982,000

Fixed assets, net	470,000	665,000
Patents and other intangible assets, net	1,321,000	1,285,000
Other assets	10,000	10,000

Total Assets	$13,123,000	$10,942,000

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$882,000	$845,000
Current portion of lease liabilities	174,000	177,000
Accrued compensation and taxes	504,000	226,000
Contract liabilities	48,000	50,000
Total current liabilities	1,608,000	1,298,000
Long Term Liabilities:
Long term lease liabilities	293,000	418,000
Payroll protection program loan	251,000	-
Total liabilities	2,152,000	1,716,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 30,043,186 and 26,707,261 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	83,986,000	77,210,000
Accumulated deficit	(73,020,000)	(67,990,000)
Total stockholders' equity	10,969,000	9,223,000
Noncontrolling Interest	2,000	3,000
Total equity	10,971,000	9,226,000

Total Liabilities and Equity	$13,123,000	$10,942,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$-	$-	$-	$-
Cost of goods sold including warranty adjustment (see note 5)	180,000	-	27,000	1,000

Gross loss	(180,000)	-	(27,000)	(1,000)

Operating expenses:
Research and development, net of grants	362,000	796,000	1,590,000	2,563,000
General and administrative	1,135,000	1,342,000	3,459,000	4,399,000

Total operating expenses	1,497,000	2,138,000	5,049,000	6,962,000

Loss from operations	(1,677,000)	(2,138,000)	(5,076,000)	(6,963,000)

Other income:
Other income	-	-	44,000	-
Interest income	-	30,000	1,000	100,000

Net loss	(1,677,000)	(2,108,000)	(5,031,000)	(6,863,000)
Net loss attributed to non-controlling interest	-	-	1,000	-
Net loss attributed to common stockholders	$(1,677,000)	$(2,108,000)	$(5,030,000)	$(6,863,000)

Net loss per share - basic and fully diluted	$(0.06)	$(0.08)	$(0.19)	$(0.26)

Weighted average number of shares outstanding - basic and fully diluted	27,839,597	26,702,288	27,089,142	26,699,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

For the Three month periods during the Nine Months Ended September 30, 2020

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	2,500	-	2,000	-	2,000	-	2,000
Fair value of stock options issued in payment of accrued compensation	-	-	215,000	-	215,000	-	215,000
Fair value of stock options issued for board service	-	-	53,000	-	53,000	-	53,000
Share based compensation	-	-	80,000	-	80,000	-	80,000
Net loss	-	-	-	(1,963,000)	(1,963,000)	-	(1,963,000)
Balances at March 31, 2020	26,709,761	3,000	77,560,000	(69,953,000)	7,610,000	3,000	7,613,000

Shares issued for services ($1.03 per share)	2,500	-	3,000	-	3,000	-	3,000
Shares issued upon exercise of options ($1.90 per share)	5,000	-	10,000	-	10,000	-	10,000
Shares issued upon exercise of options ($.89 per share)	14,000	-	12,000	-	12,000	-	12,000
Fair value of stock options issued for board service	-	-	34,000	-	34,000	-	34,000
Share based compensation	-	-	61,000	-	61,000	-	61,000
Net loss	-	-	-	(1,390,000)	(1,390,000)	(1,000)	(1,391,000)
Balances at June 30, 2020	26,731,261	$3,000	$77,680,000	$(71,343,000)	$6,340,000	$2,000	$6,342,000

Shares issued for services ($1.03 per share)	2,500	-	3,000	-	3,000	-	3,000
Exercised Options ($1.00 per share)	65,000	-	65,000	-	65,000	-	65,000
Exercised Options ($.89 per share)	2,500	-	2,000	-	2,000	-	2,000
Secondary Offering ($2.00 per share)	3,241,925	-	6,053,000	-	6,053,000	-	6,053,000
Fair value of stock options issued for board service	-	-	122,000	-	122,000	-	122,000
Share based compensation	-	-	61,000	-	61,000	-	61,000
Net loss	-	-	-	(1,677,000)	(1,677,000)	-	(1,677,000)
Balances at September 30, 2020	30,043,186	3,000	83,986,000	(73,020,000)	10,969,000	$2,000	$10,971,000

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000	$-	$16,909,000

Shares issued for services ($1.44 per share)	2,500	-	3,000	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000	-	100,000
Share based compensation	-	-	233,000	-	233,000	-	233,000
Net loss	-	-	-	(2,329,000)	(2,329,000)	-	(2,329,000)
Balances at March 31, 2019	26,699,761	3,000	76,753,000	(61,840,000)	14,916,000	-	14,916,000

Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000	-	4,000
Fair value of stock options issued for board service	-	-	69,000	-	69,000	-	69,000
Share based compensation	-	-	141,000	-	141,000	-	141,000
Net loss	-	-	-	(2,426,000)	(2,426,000)	-	(2,426,000)
Balances at June 30, 2019	26,702,261	$3,000	$76,967,000	$(64,266,000)	$12,704,000	$-	$12,704,000

Shares issued for services ($1.44 per share)	2,500	-	4,000	-	4,000		4,000
Fair value of stock options issued for board service	-	-	34,000	-	34,000		34,000
Share based compensation	-	-	83,000	-	83,000		83,000
Net loss	-	-	-	(2,108,000)	(2,108,000)		(2,108,000)
Balances at September 30, 2019	26,704,761	$3,000	$77,088,000	$(66,374,000)	$10,717,000	$-	$10,717,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,031,000)	$(6,863,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	8,000	11,000
Share based compensation	421,000	560,000
Depreciation and amortization	158,000	185,000
Abandonment and impairment of capitalized patent costs	-	733,000
Change in operating assets and liabilities:
Contract assets	(198,000)	(14,000)
Prepaid expenses and other assets	(47,000)	(35,000)
Accounts payable and accrued liabilities	65,000	(270,000)
Accrued compensation and taxes	483,000	236,000
Contract liabilities	(2,000)	-
Net cash used in operating activities	(4,143,000)	(5,457,000)

Cash flows from investing activities:
Acquisition of fixed assets	(4,000)	(13,000)
Disbursements for patents and other intangible assets	(151,000)	(326,000)
Maturity of short term treasury bills	-	4,924,000
Net cash (used in) provided by investing activities	(155,000)	4,585,000

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,053,000	-
Proceeds from exercise of stock options	89,000	-
Proceeds from Payroll Protection Program loan	251,000	-
Net cash provided by financing activities	6,393,000	-

Net increase (decrease) cash and cash equivalents	2,095,000	(872,000)
Cash and cash equivalents, beginning of period	8,552,000	8,949,000
Cash and cash equivalents, end of period	$10,647,000	$8,077,000

Supplemental disclosure of non-cash operating activities:

During the nine months ended September 30, 2020, the Company issued stock options to purchase a total of 444,161 shares of common stock to its officers and employees in satisfaction of $205,000 of accrued compensation at December 31, 2019.

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

The Company has historically financed its operations primarily through issuances of equity securities, including $6.1 million in proceeds, net of offering costs, from the following stock offerings completed during the third quarter of 2020:

•	In August 2020, the Company completed an underwritten public offering of 2,587,500 shares of common stock at a price of $2.00 per share. Gross proceeds from the offering totaled approximately $5.2 million and net cash proceeds approximated $4.75 million.

•	In September 2020, the Company completed a private equity offering of 654,425 shares of common stock at a price of $2.00 per share to clirSPV LLC. Proceeds from the offering totaled approximately $1.3 million.

The Company has incurred losses since its inception totaling $73,020,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized in accordance with ASC 606 in accordance with the non-refundable performance obligations which are laid out in each sales order.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations the projects can be recorded as revenue.

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

During the nine months ended September 30, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. During the nine months ended September 30, 2020, the Company received $40,000 to partially fund specific engineering activity relating to the development of burners for a Super Major. Additionally, the Company received $50,000 to partially fund the engineering and installation of a product for an air quality demonstration project. Since these funds were provided without expectation of reciprocation, other than the notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of September 30, 2020 and December 31, 2019 include assets amounting to approximately $75,000 and $151,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the end of January 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at September 30, 2020. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2020 and 2019, potentially dilutive shares outstanding amounted to 2,745,119 and 2,195,670, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2020	2019
	(unaudited)
Machinery and equipment	$720,000	$762,000
Office furniture and equipment	180,000	180,000
Leasehold improvements	149,000	149,000
Right of use asset-operating leases	1,140,000	1,140,000
	2,189,000	2,231,000
Accumulated depreciation and amortization	(1,719,000)	(1,566,000)
	$470,000	$665,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington with a term that initially ended in March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that initially ended in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases included lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the options to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease began in April 2020 and included rent abatement for April and May 2020, although the Company will be responsible for its proportionate share of expenses and taxes. For the period beginning on June 1, 2020 through March 2021, the Company pays a monthly rent of approximately $13,500. The monthly rent will increase on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease is approximately $2,200 a month through August 2022 with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000.

Lease costs for the nine months ended September 30, 2020 and 2019 and other quantitative disclosures are as follows (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$63,000	$58,000	$186,000	$175,000
Total lease cost	$63,000	$58,000	$186,000	$175,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159,000

For operating lease:
Weighted average remaining lease term (in years)	2.54
Weighted average discount rate	7.17%

Minimum future payments under the Company’s leases at September 30, 2020 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2020 (remaining 3 months)	$49,000	$55,000
2021	169,000	193,000
2022	178,000	190,000
2023	71,000	73,000
Total	$467,000	$511,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Patents
Patents pending	$811,000	$846,000
Issued patents	780,000	619,000
	1,591,000	1,465,000
Trademarks
Trademarks pending	102,000	77,000
Registered trademarks	23,000	23,000
	125,000	100,000
Other	8,000	8,000
	1,724,000	1,573,000
Accumulated amortization	(403,000)	(288,000)
	$1,321,000	$1,285,000

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2020 is estimated as follows (unaudited):

2020 (remaining 3 months)	42,000
2021	131,000
2022	104,000
2023	70,000
2024	43,000
Thereafter	10,000
$400,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the nine months ended September 30, 2020 and 2019. During the three months ended September 30, 2020, the Company recognized cost of goods sold of $180,000 from a project that the Company anticipates will show a loss on the sale when completed and from a second project the balance of which has been deemed as potentially uncollectable. During the nine months ended September 30, 2020, the recognized cost of goods sold was offset by recorded adjustments totaling $153,000 related to the reversal of accruals for product warranties that expired on six completed projects from the years 2016 and 2017. The Company recorded an adjustment of $1,000 for the nine months ended September 30, 2019 related to additional warranty costs incurred for previously completed contracts. The Company had contract assets of $237,000 and $39,000 and contract liabilities of $48,000 and $50,000 at September 30, 2020 and December 31, 2019, respectively.

Note 6 –Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In August 2020, the Company completed an underwritten public offering of 2,587,500 shares of common stock at a price of $2.00 per share. Gross proceeds from the offering totaled approximately $5.2 million and net cash proceeds approximated $4.75 million.

In September 2020, the Company completed a private offering of 654,425 shares of common stock at a price of $2.00 per share to clirSPV LLC. Proceeds from the offering totaled approximately $1.3 million.

Equity Incentive Plan

The Company has adopted and the Company’s shareholders have approved the Clearsign Technologies Corporation 2011 Equity Incentive Plan (the Plan) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2020, the number of shares of common stock reserved for issuance under the Plan totaled 4,008,939. The Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

During the nine months ended September 30, 2020, the Company granted stock options for the purchase of an aggregate 444,161 shares of common stock to its employees from the Plan. These were awarded for 2019 in lieu of cash and the expense was recorded during the year ended December 31, 2019. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

Expected life	5.00	years
Weighted average volatility	72%
Forfeiture rate	15%
Weighted average risk-free interest rate	1.63%
Expected dividend rate	0%

Outstanding stock option awards at September 30, 2020 and December 31, 2019 totaled 2,665,119 shares and 2,131,058 shares, respectively, with the right to purchase 2,321,558 shares and 1,461,073 shares being vested and exercisable at September 30, 2020 and December 31, 2019, respectively. The recognized compensation expense associated with stock option awards for the three and nine months ended September 30, 2020 and 2019 totaled $48,000 and $163,000, and $58,000 and $274,000 respectively. On September 30, 2020 the number of shares reserved under the Plan but unissued totaled 751,941. At September 30, 2020, there was $132,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The intrinsic value of outstanding stock options was $1,812,000 at September 30, 2020.

The Company’s directors are compensated soley in stock option awards. In addition to being paid for their services as directors, individual directors are paid for committee membership, for services as a committee chair and for services as a lead director. On April 1, 2020, the Company awarded from the Plan to certain directors stock options for the purchase of 94,500 shares of common stock as payment for services rendered to the Company in the first quarter of 2020.  The stock options have an exercise price based on the grant date fair value, which was $0.72. On May 18, 2020 the Company awarded from the Plan to certain directors stock options for the purchase of 79,500 shares of common stock as payment for services rendered to the Company in the second quarter of 2020. The stock options have an exercise price based on the grant date fair value, which was $0.54. On August 18, 2020 the Company awarded from the Plan to certain directors stock options for the purchase of 62,500 shares of common stock as payment for services rendered to the Company in the third quarter of 2020, The stock options have an exercise price based on the grant date fair value, which was $2.30. All of the options have a contractual life of 10 years.  The recognized compensation expense associated with director stock option awards for the three and nine months ended September 30, 2020 and 2019 totaled $122,000 and $209,000, and $34,000 and $103,000 respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2020 Director Awards
Expected life	10.00	years
Weighted average volatility	81%
Forfeiture rate	0%
Weighted average risk-free interest rate	0.67%
Expected dividend rate	0%

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2020 totaled 253,657 with 182,907 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for contracted services performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000, which the Company recognized on a quarterly pro-rated basis as to 2,500 shares in general and administrative expense. The contract was renewed and the consultant was granted an additional 10,000 shares for services performed from September 1, 2019 through August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000, which the Company is recognizing on a quarterly pro-rated basis as to 2,500 shares in general and administrative expense. The Consultant Plan expense for the three and nine months ended September 30, 2020 and 2019 was $3,000 and $8,000 and $4,000 and $11,000, respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. During the nine months ending September 30, 2019 the Company granted options for the purchase of 600,000 shares of common stock to its President and Chief Executive Officer as an inducement to accept the Company’s offer of employment. (See Note 7.) The stock options have exercise prices at the award date fair value ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares of common stock was issued from the Company’s 2011 Equity Incentive Plan and is accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares of common stock were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for the three and nine months ended September 30, 2020 and 2019 was $13,000 and $39,000 and $24,000 and $183,000, respectively. The remaining unrecognized compensation expense associated with these awards is $26,000.

Warrants

At September 30, 2020, warrants for the purchase of 80,000 shares of common stock at an exercise price of $1.80 per share were outstanding and had a remaining life of 0.38 years. The intrinsic value of outstanding warrants was $37,000 at September 30, 2020.

Note 7 – Commitments and Contingencies

On July 10, 2020, the Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) notifying the Company that FINRA is investigating trading in the Company’s securities surrounding the June 15, 2020 announcement that the Company had received a purchase order from ExxonMobil. We have not been made aware of any findings by FINRA or if any determination has been made. The Company has responded to FINRA’s request for information and intends to continue cooperating in the investigation.

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary. During the nine months ended September 30, 2020 and 2019, the Company has paid Dr. Deller $27,000 and $25,000, respectively, in Relocation Adjustment payments to reimburse temporary housing costs.

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

Notice of Intent to File Lien

We received a document dated June 11, 2020 and titled “Notice of Intent to File a Lien” with attachments, and subsequently we received an invoice dated July 8, 2020 in the amount of $3 million from Prairie Star National (the “Notice”). The Notice states that the “account” has been assigned to Prairie Star National for collection by Graciela Zeman Rutkowski, who we believe is the spouse or former spouse of Richard Rutkowski, our former Chief Executive Officer. The Notice did not clearly describe the basis for any claim against the Company, although prior and subsequent correspondence we received from Prairie Star National suggests that any such claim would relate to Mr. Rutkowski and possibly to compensation paid by us to Mr. Rutkowski and/or property transferred to us by Mr. Rutkowsky and claims thereto by Ms. Rutkowski. To our knowledge, neither Ms. Rutkowski nor Prairie Star National has filed a pleading in any court of law. We do not believe that we have any liability to Ms. Rutkowski and, if she were to file a legal action to assert any such claim, we expect to vigorously defend it.

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

· ·

our ability to successfully develop and implement our technology and achieve profitability;

our ability to successfully negotiate and complete strategic partnership agreements with established equipment supply companies in our target industries

·	our limited operating history;

·	emerging competition and advancing technology in our industry that may outpace our technology;

·	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
·	customer demand for the products and services we develop;

·	the impact of competitive or alternative products, technologies and pricing;

·	our ability to manufacture any products we design;

·	our ability to hire and retain personnel with the experience and talent to develop our products and business;

·	general economic conditions and events and the impact they may have on us and our potential customers;

·	our ability to obtain adequate financing in the future;
·	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;

·	our ability to continue as a going concern;

·	our success at managing the risks involved in the foregoing items; and

·	other factors discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K.

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

We have incurred losses since inception totaling $73,020,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $78.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

In order to attempt to mitigate the coronavirus pandemic in the State of Washington, where our headquarters are located, on March 23, 2020 Governor Jay Inslee issued a “Stay Home, Stay Healthy” order which, among other things, (i) directed all individuals living in Washington to shelter at their places of residence (subject to limited exceptions), (ii) closed all businesses except “essential businesses,” and (iii) prohibited all gatherings for social, spiritual and recreational purposes. This order continued until May 31, 2020, with modifications for a phased reopening which started on May 5, 2020. King County, which includes Seattle, entered phase 2 of Washington’s Safe Start plan on June 19, 2020. However, on July 28, 2020, Governor Inslee paused the continuation of the reopening phase progression under the Safe Start plan due to the continued spread of and rise of coronavirus cases statewide. The pause will continue indefinitely. After a review of our business and subsequent clarifications from State agencies, we determined that our business is an “essential business” and therefore a limited number of employees are currently working from our facility in Seattle. Employees currently engaged in optimizing the fire tube boiler for demonstration in China, working on our process burner to meet specific customer performance requirements and commercializing our sensing technologies are able to work from our Seattle facility. Not all contractors, suppliers or parts are available, or can be obtained as expeditiously as before. As a result, the timelines for these projects have been delayed. Our operations in China have also been impacted by the severity of the pandemic, including attendant limitations on travel, and this has and may continue to delay the completion of the water tube and fire tube demonstration projects. Our administrative staff in Seattle and our employees located in our Tulsa office are continuing, for the most part, to work remotely when not required to be in the office for essential activities.

It is not possible at this time to estimate the full impact that the coronavirus pandemic will have on our business or on our potential customers, suppliers or other business partners. However, the continued spread of the coronavirus, the measures taken by the governments of affected countries, the actions taken to protect employees, the limitations placed on travel and border crossings, and the impact of the pandemic on various business activities in affected countries could adversely impact our operational results and financial condition. The establishment of the fire tube boiler burner product has been delayed and it is possible that this may extend beyond the end of this year. Developments to the water tube boiler burner product in China have also been delayed and this project is now projected to continue beyond this heating season. As a result, potential revenue streams that may be associated with the sale of those products in the Chinese market, if any, will also be delayed.

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

The amount that we spend for any specific purpose may vary significantly from quarter to quarter, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our sales and marketing strategies.

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

Revenue Recognition and Cost of Goods Sold. The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized in accordance with ASC 606 in accordance with the non-refundable performance obligations which are laid out in each sales order.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ending September 30, 2020 and 2019

Sales and Gross Profit. We earned no revenues during the three and nine month periods ended September 30, 2020. During the three months ended September 30, 2020, the Company recognized cost of goods sold of $180,000 from a project that we anticipate will show a loss on the sale when completed and a second project that has been deemed as potentially uncollectable and, for the nine months ended September 30, 2020, is offset by a recorded adjustment of $153,000 representing reversal of accruals for product warranties that expired during the period. We earned no revenues during the three and nine month periods ended September 30, 2019 and during the nine month period we incurred $0 and $1,000 in additional warranty costs for previously completed contracts.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, decreased by approximately $641,000, or approximately 30%, to $1,497,000 for the three month period ended September 30, 2020, as compared to $2,138,000 for the three month period ended September 30, 2019. The Company decreased its R&D expenses by $434,000, or approximately 55%, to $362,000 for the three month period ended September 30, 2020 as compared to $796,000 for the three month period ended September 30 2019. The decrease in R&D expenses was due primarily to decreased compensation, field testing and laboratory related costs. G&A expenses decreased by $207,000, or approximately 15%, to $1,135,000 in the three month period ended September 30, 2020 as compared to $1,342,000 in the three month period ended September 30, 2019, resulting primarily from reductions of share-based compensation, consulting services and patent impairment charge. During the nine month period ended September 30, 2020, operating expenses decreased by approximately 27% or $1,913,000, to $5,049,000, as compared to $6,962,000 for the nine month period ended September 30, 2019. The Company decreased its R&D expenses by $973,000 during the nine month period ended September 30, 2020, or approximately 38%, as compared to $2,563,000 in R&D expenses incurred during the nine month period ended on September 30, 2019, due to decreases in compensation and field testing costs. G&A expenses during the nine month period ended September 30, 2020 decreased by $940,000, or approximately 21%, to $3,459,000, as compared to $4,399,000 for the nine month period ended September 30, 2019, due to reductions of share-based compensation, consulting services and patent impairment charge.

Loss from Operations. Our loss from operations decreased during the three months ended September 30, 2020 by $461,000, to $1,677,000 from $2,138,000 for the three months ended September 30, 2019 and decreased for the nine months ended September 30, 2020 by $1,887,000, to $5,076,000 as compared with $6,963,000 for the nine months ended September 30 2019. Decrease in loss from operations was due to the reasons described above.

Other income. Other income of $44,000 in the nine months ended September 30, 2020 resulted from a non-recurring sale of spare materials and parts for an installation site on a previously completed contract.

Interest Income. Our interest income during the three months ended September 30, 2020 decreased by approximately $30,000 to $0 from $30,000 during the three months ended September 30, 2019, and decreased during the nine months ended September 30, 2020 by $99,000 to $1,000 from $100,000 during the nine months ended September 30, 2019. The decreases were due to the maturities of short-term investments consisting of U.S. Treasury bills, the proceeds of which were consumed in operations.

Net Loss. Primarily as a result of decreased operating expenses, our net loss for the three month period ended September 30, 2020 was $1,677,000 as compared to a net loss of $2,108,000 for the three month period ended September 30, 2019, resulting in a decrease in net loss of $431,000 or approximately 20%, and our net loss for the nine month period ended September 30, 2020 was $5,031,000 as compared to a net loss of $6,863,000 for the same period in 2019, resulting in decreased net loss of $1,832,000 or approximately 27%.

Liquidity and Capital Resources

At September 30, 2020, our cash and cash equivalent balance totaled $10,647,000 compared to $8,552,000 at December 31, 2019, an increase of $2,095,000. This increase resulted primarily from approximately $4.75 million in net proceeds we received from an underwritten public offering of 2,587,500 shares of our common stock at a price of $2.00 per share in August 2020, and a private offering of 654,425 shares of common stock at a price of $2.00 per share which provided approximately $1.3 million in proceeds in September 2020, offset by operating costs.

Based on our current plans, we have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of this report. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. Our development and general administrative costs are ongoing and we expect to require additional funding to meet these expenses. To that end we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on June 27, 2019 that was declared effective on July 12, 2019. The registration statement allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner although, as noted above, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

At September 30, 2020, our current assets were in excess of current liabilities resulting in working capital of $9,714,000 compared to $7,684,000 at December 31, 2019. The increase in working capital resulted primarily from the public offering of our common stock that closed on August 24, 2020 and the exercise on September 30, 2020 by our largest shareholder of a right to purchase our common stock against funds used in operations and invested in intangible assets.

Operating activities for the nine months ended September 30, 2020 resulted in cash outflows of $4,143,000 which were due primarily to the loss for the period of $5,031,000. The cash outflows offset by non-cash expenses of $158,000, change in working capital of $301,000, and services paid with common stock and stock options of $429,000. Operating activities for the nine months ended September 30, 2019 resulted in cash outflows of $5,457,000, which were due primarily to the loss for the period of $6,863,000. These were offset primarily by non-cash expenses of $185,000, impairment loss of $733,000, and services paid with common stock and stock options of $571,000.

Investing activities for the nine months ended September 30, 2020 resulted in cash outflows of $155,000 in disbursements for development of patents and acquisition of fixed assets, compared to cash inflows of $4,585,000 from the maturity of short-term treasury bills, offset by $339,000 in disbursements for development of patents and acquisition of fixed assets during the same period of 2019.

Financing activities for the nine months ended September 30, 2020 resulted in cash inflows of $6,053,000 in net proceeds from the issuance of common stock, $251,000 from PPP loan funding and $89,000 in proceeds from the exercise of stock options, compared to no financing activities during the same period of 2019.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 which we filed with the Securities and Exchange Commission on March 30, 2020 and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2020 we issued 2,500 shares of common stock, having a per share value of $1.03, the closing price of our common stock on October 30, 2019, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the nine months ended September 30, 2020.

As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, on August 19, 2020, the Company and clirSPV LLC, the Company’s largest shareholder (the “SPV”) entered into a waiver agreement pursuant to which the SPV waived its right to exercise a previously granted participation right in connection with the public offering completed by the Company on August 24, 2020. In lieu of participating in the public offering, the Company and the SPV agreed that, following the closing of the public offering, the SPV could purchase from the Company, at the price sold to investors in the public offering, unregistered shares of the Company’s common stock in a number that would allow the SPV to maintain a 19.99 percentage ownership of the Company’s common stock. On September 30, 2020, the SPV exercised the purchase right and the Company sold to the SPV a total of 654,425 shares of its common stock at a price of $2.00 per share.  The Company relied on Section 4(a)(2) and Rule 506 of Regulation D to grant the purchase right and issue the shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Document
3.1	Articles of Incorporation of Clearsign Technologies Corporation (1)
3.2	Bylaws, as amended*
4.1	Form of Common Stock Certificate (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+
101.INS	XBRL Instant Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1) Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.

(2) Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION
(Registrant)

Date: November 13, 2020	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer