Form 10-K
period 2020-12-31
ClearSign Technologies Corp
filed 2021-03-31
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $44,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 28, 2021, the registrant has 30,900,634 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

Technologies Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

·	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
·	our ability to successfully develop and implement our technologies and achieve profitability;
·	our limited operating history;
·	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
·	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
·	customer demand for the products and services we develop;
·	the impact of competitive or alternative products, technologies and pricing;
·	our ability to manufacture any products we design;
·	general economic conditions and events and the impact they may have on us and our potential customers;
·	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement and rules on foreign investment;
·	the impact of a cybersecurity incident or other technology disruption;
·	our ability to protect our intellectual property;
·	our ability to obtain adequate financing in the future;
·	our ability to retain and hire personnel with the experience and talent to develop our products and business;
·	our ability to obtain adequate financing in the future to support our operations;
·	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;
·	our success at managing the risks involved in the foregoing items; and
·	other factors discussed in this report.

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

PART I

ITEM 1: BUSINESS

Introduction

We design and develop technologies that have been shown to significantly improve key performance characteristics of combustion systems, including emission and operational performance, energy efficiency, safety and overall cost-effectiveness. We believe that our patented ClearSign Core™ technology can enhance the performance of combustion systems in a broad range of markets, including the energy (upstream oil production and down-stream refining), institutional, commercial and industrial boiler, chemical, and petrochemical industries. Our ClearSign Core technology, which is our primary technology, uses a porous ceramic structure or metal flame holder device held at a distance from the injection planes of a burner to significantly reduce flame length and achieve very low emissions without the need for external flue gas recirculation, selective catalytic reduction, or excess air systems. To date, our operations have been funded primarily through sales of our equity securities. We have earned nominal revenue since inception in 2008.

Our combustion technology has been successfully installed in commercial projects across four different combustion applications. These applications include our process burner technology which is currently being optimized to suit high-intensity multiple burner industrial applications and our boiler burner technology which is being configured to achieve performance certification for commercialization in China and also deployment in the USA. Based on the results of our testing and initial field installations, we believe that combustion equipment utilizing ClearSign Core technology is more effective and cost-efficient than current industry-standard air pollution control technologies, such as selective catalytic reduction devices, low- and ultra-low NOx burners (which address nitrogen oxides or NOx), external flue gas recirculation systems and other similar technologies. Such air pollution control systems are widely used in places within our current target markets such as in petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment. We believe that our ClearSign Core technology can provide value to our prospective customers not only by helping them meet current and possible future legislative mandates to reduce pollutant emissions, but by also increasing operating efficiency and reducing capital expenditures while remaining compliant with operating permit emissions requirements.

Based on the limited operating data we have obtained from installations, burners utilizing ClearSign Core technology provide increased heat transfer efficiency compared to standard burner designs. This is consistent with the physics of heat transfer and the mechanisms by which the technology functions. The increased heat transfer efficiency as reported potentially results in cost savings in the low to mid-single digit percentage range, which we believe would produce an extremely attractive pay-back period for an investment in ClearSign Core technology-based burners. In addition, since the flames in a ClearSign Core system are established from a predominantly premixed stream of fuel, combustion air and flue gasses, and are stabilized on a downstream structure that promotes turbulence and ignition the flames form with minimal “bulking up” as typically results from the traditional slow mixing of the fuel and air, and dilutive inert flue gasses. The result of this is that flame volumes are small, thus virtually eliminating flame impingement and enabling the burners to function better in tightly spaced heaters compared to the flames of traditional low NOx burners. As a result, heaters utilizing ClearSign Core technology appear to require less maintenance, operate at a lower cost, and have increased productivity compared to heater operations constrained by traditional enlarged low NOx flames and limited internal furnace volumes. Most importantly, using our technology has the potential to decrease process downtime.

Although less developed at this time, we are designing and commercializing a range of sensing products. The market potential can be viewed as a primary addressable market and a secondary potential market. The primary addressable market is similar to that of our ClearSign Core technology. We expect our technology to replace the existing flame sensing technology. In addition, the flame sensing products are applicable to all installed burners, including in markets and regions beyond those where reducing emissions is a high priority. The secondary potential market is outside of the typical combustion industry and includes transportation industries. While use of this fundamental technology in applications intended for transportation markets is proven, the development and refinement of specific products, obtaining the certifications required for commercial deployment and establishing an efficient manufacturing source and channels to market will take some time, and we cannot assure that these goals will be achieved. We believe our sensing technologies provide valuable diversification for our future business and that they have wide-ranging global applications, as compared to our burner technology which is focused on regions requiring emissions reduction. Like the burner technology, the burner sensing technology is being developed to provide convenient replacement and retrofit solutions in existing equipment in addition to inclusion in newly built equipment. We believe that the opportunities for applications of our sensor technology in the transportation market are global and of great value but will also take longer to commercialize for the reasons stated above. We anticipate that this will allow for the continued expansion and growth of our business beyond the maturation of our combustion related businesses.

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

Our Industry

The combustion and emissions control markets are significant, both in the wide array of industries in which the systems are used and in the amount of money spent in installing and upgrading systems. Combustion systems are used to provide heat for all manner of industrial processes, including boilers, furnaces, kilns and gas turbines. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our ClearSign Core technology, to date we have limited the introduction of this technology to petroleum refining process heaters, energy infrastructure process heaters, steam generation, boiler burners, and enclosed flares.

Our initial target markets center on the energy sector, including upstream crude oil production through the use of OTSGs and wellhead enclosed flares and downstream oil refineries through the use of process heaters and boilers. In recent years, the energy sector has been significantly affected by the volatile market price of crude oil and marginal economic growth. Crude oil prices stabilized during 2016 and 2017 and enjoyed appreciation with the general post 2016 upswing in certain commodities and improved economic outlook. Prices plunged with the economic uncertainties that emerged from the pandemic in the spring of 2020 but stabilized through the summer and returned to pricing that is close to the five year average by the end of 2020. Regardless of the effect of crude oil price volatility, based upon our experience and feedback from current and prospective customers, we believe that the value of our ClearSign Core burner technology to the energy sector continues to be validated because of the technology’s ability to cost-effectively lower emissions and drive certain operational efficiencies.

We believe operators in all of our domestic target markets are under pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. We believe this to be the case in the U.S. and worldwide in most major developed and developing countries. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, two states which, historically have had leadership from different political parties. As a result, these standards are a significant driver for our development and sales efforts. We believe that our ClearSign Core technology can provide a unique, cost-effective pollution control solution for operators in comparison to all known competing products.

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

We have noted that local air quality districts in EPA designated “severe non-attainment zones” in California and Texas have undertaken a review of their air pollutant emissions regulations. In most regions these reviews are ongoing but the amended regulations for the San Joaquin Valley region of California issued in December 2020 indicate a significant reduction in the target NOx emissions from boilers, steam generators and process heaters and it is anticipated that the outcome of the rule revisions from the other non-attainment regions will be similar.

Although NOx emissions from refineries and other oil production and processing operations are highly regulated as they are considered a significant source of stationary NOx emissions, enclosed flares have not historically been viewed as a source requiring the same level of regulation. We believe that our ClearSign Core technology is uniquely able to address the emissions challenges being faced by oil producers and other industries as those challenges relate to both current and reasonably predictable future local air emission standards.

Additionally, we believe that current emissions standards in Europe, the Middle East, parts of Asia and Canada will continue to trend towards stricter air emission standards as these jurisdictions seek to achieve cleaner air. Existing and new emissions standards in such jurisdictions may create additional market opportunities for us.

Our Proprietary Technology

ClearSign Core Burner Technology

The name “ClearSign Core” was adopted to describe the inclusion of ClearSign’s burner technology in the products of original equipment burner manufacturers. Including our technology in OEM burner products enables us to leverage our technology by providing OEMs with the ability to offer a new product range with our technologies’ unique capabilities and distinctively differentiated product performance in combination with their global manufacturing, order fulfillment and service capabilities.

Our ClearSign Core burner technology consists of an industrial burner body and a downstream porous ceramic structure or metal flame stabilizing device. When the unreacted mixture of gaseous fuel and air is directed at the ceramic or metal downstream flame stabilizing structure, the mixture ignites and the flame forms either within or immediately downstream of the structure itself. Because the fuel and air have more time to mix, the homogeneous mixture mitigates NOx-forming hot spots and the associated chemistry that is typically produced. The mixing and combustion propagating from the flame stabilizing structure results in a dramatically shorter flame, and modification of the structure enables a high level of control over the shape of the flame. As a result, the flame can be optimized for a wide range of different applications. NOx, a regulated greenhouse gas pollutant comprised of nitrogen oxide and nitrogen dioxide, can be greatly reduced, often to levels of 5 ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame can often allow for operation of the furnace at a higher capacity. We believe ClearSign Core’s flame structure and heat transfer profile, which results from the premixing of fuel, flue gas and combustion air in combination with the downstream flame stabilizing device enhances thermal efficiency, minimizes the possibility of flame impingement, reduces the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) and reduces the likelihood of process tube failure; thereby extending the length of time a heater can remain in operation before the need for maintenance.

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

ClearSign Core Flaring Burners

Our ClearSign Core flaring technology incorporates the same principles as our burner technology, namely directing the fuel gas, in this case typically waste gas, into an air stream with that air and gas mixture forming a flame stabilized on a downstream flame stabilizing structure. This technology has been configured into standard modular designs that can be incorporated into a flare manufacturer’s flare body to provide a flare product with the extremely low emissions production enabled by our ClearSign technology. The standardized flare configurations are designed with standard firing capacities, and these are combined in varying quantities to enable flares to be produced with different firing rates.

ClearSign Eye™ Flame Sensor

The ClearSign Eye™ flame sensor is an electrical flame sensor for industrial applications. Unlike flame rods, sensing electrodes do not have to make contact with the flame. We are continuing to pursue opportunities for this patented sensing technology through both laboratory research, where we have demonstrated certain favorable attributes of this proprietary technology operating at lab scales, in addition to the initial commercial activities currently being conducted with our pilot flame sensors. We have multiple options open to us as channels to market, including manufacturing the sensors as a ClearSign original equipment manufacturer, or OEM, product that we sell either directly or through partners and intermediaries to prospective customers which is our current commercialization activity for this product line. The value of our sensing technology is that we believe it provides a very reliable alternative or replacement technology for critical safety equipment that is typically very unreliable and requires frequent maintenance on industrial burners. There are additional favorable opportunities for flame sensors on other combustion equipment such as flares, thermal oxidizer burners and boiler burners.

Our sensing technology detects the capacitance of a flame, thereby permitting the sensors to function while being physically outside of the flame envelope. This allows the entire sensor probe to be positioned in a cool region, enabling the use of materials and manufacturing processes that provide an extremely long functional life. The electrodes are optimized in shape to provide the most robust signal while being easy to retrofit into existing burner equipment.

Development and Deployment of Our Technology

To date, we have deployed our ClearSign Core technology through retrofits and replacements of existing burners and complete replacement units in the case of our Plug & Play products. Retrofits often involve engineering around an existing burner architecture that can complicate the ClearSign Core burner installation, whereas replacements are more straightforward and more amenable to being sold and installed by third parties, enabling more expansive channels to market. This is especially the case after the introduction of our Plug & Play technology in February 2017 and the simplified control and operation of this technology enabled by the inclusion of a new start up and flame initiation system in April 2019. Because of this, we have focused the development of our technology to provide designs that can be included into our prospective customers’ equipment as self-contained modules or assemblies rather than projects involving the re-engineering of existing burner systems. In this form, we believe that the ClearSign Core burner technology is ideally suited for installation into new heaters and burner replacements, including heater and furnace types requiring large quantities of burners. We have also developed the ClearSign Core flare and boiler burner technologies into similar repeatable forms to aid its inclusion in standard industry equipment on a commercial scale.

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

ClearSign Core Technology Product Applications

To date, we have deployed our ClearSign Core technology through retrofits and replacements of existing burners. As noted above, retrofits often involved engineering around an existing burner architecture that can complicate the installation. This was the case with the old “Duplex” technology, which we no longer install other than for the servicing of existing units. Replacements are more straightforward, especially after the introduction of our Plug & Play technology in February 2017, now developed into our ClearSign Core. By developing our ClearSign Core technology to enable a replacement product, we are able to standardize our designs, simplify inventory and, by removing the need to individually engineer every application, we are able to collaborate with other commercial equipment suppliers to incorporate our ClearSign Core technology into their standard product lines, greatly increasing our potential market reach and the resources we are able to make available to our prospective customers.

Process Heaters in the Oil Refining Industry

To date, we have retrofitted two multi burner process heaters with our new ClearSign Core burners, two process heaters with the old standard Duplex design and one demonstration unit with the prior Duplex Plug & Play design. The ClearSign Core “Plug & Play” design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product will reduce the customized engineering associated with typical retrofits and lend itself to mass production. This is our most developed burner product, able to operate in the same way as a standard burner and to fit into a heater and with existing control systems. We believe that this product is suitable for licensing as well as potential manufacturing arrangements with OEMs that have established manufacturing and distribution capabilities. At this time we have a collaboration agreement in place with the world’s second largest combustion equipment manufacturer Zeeco Inc. This agreement is contingent on the successful completion of a comprehensive product performance and validation test which is part of an equipment supply order for ExxonMobil. We believe we are close to achieving success with this test. In February 2021 we received a purchase order from a second global supermajor refining company, and our first international order for a ClearSign Core refining process heater.

We plan to continue extending the range of ClearSign Core Plug & Play devices to allow the replacement of other burner shapes and configurations, as well as alternate process applications, to further enhance the market available for this product.

Wellhead Enclosed Flares

Based upon discussions with local regulators and examination of regulatory reports, we believe that enclosed flare emissions are a target for increased regulation in certain regions. We have adapted the ClearSign Core technology to suit this application. To date with have ten flare units installed and operating. In 2019, with the development of our standardized ClearSign Core flare technology, we formed a non-exclusive collaborative alliance with the flare OEM, ASHCOR, to enhance our potential sales reach and production capabilities while providing ASHCOR with unique product capability. We have also formed sales and installation agreement with field engineering and servicing company California Boiler. The most recent installation of four of these flare units were the result of these collaborations.

OTSGs for the Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in three OTSG projects in the enhanced oil recovery industry in California. We believe that these successful installations are gaining acceptance by the Southern California regulatory authorities and, as a result, market acceptance as well. Field data reported by our customer indicates significant efficiency improvements resulting from the installation of the ClearSign technology.

Industrial Commercial Boilers

There are a large number of boiler manufacturers producing many styles of boiler equipment for many different applications. Boilers are used in many industrial applications, as well as in commercial and residential applications at much smaller scales. We are currently actively working on commercial boiler applications for two distinct types of industry standard commercial boilers – fire tube and water tube boilers. For fire tube products, we have recently developed our own prototype burner replacement product that is similar in concept to our ClearSign Core Plug and Play device for process heaters. This product has achieved excellent results after testing in a typical commercial fire tube boiler produced by one of the industry’s largest suppliers in the USA and in a second demonstration installation in China. Water tube boilers are larger and more varied in their designs. Water tube boiler burner and fire tube boiler burner field verification projects are being undertaken in China and are ongoing. We anticipate significant progress during 2021 in testing this equipment although progress has been delayed by the effects of the SARS-COV-2 virus (coronavirus or COVID-19). We have a collaboration agreement in place with California Boiler to sell, deliver, install and service fire tube boiler burners in the USA. This collaboration also allows access to larger sizes of fire tube boilers to verify the function of a full range of fire tube boiler burners. If the testing is successful in China, our goal will be to sell the boiler burner technology into the very large Chinese market through our Chinese subsidiary in collaboration with strategic partners in China.

Technical Components of our ClearSign Core Technology

Our ClearSign Core burner technology consists of an industrial burner with our ClearSign Core technology added in place of the traditional burner gas tips, flame stabilization device and refractory tile. The ClearSign Core consists of a series of gas tips arranged inside the combustion air stream at the point it passes the boundary into a heater. Some distance downstream is a primary or ignition device followed by the porous ceramic structure or metal flame stabilizing device. Between the injection point of the fuel gas and the primary or ignition device is a support structure and a mixing tube or tubes that optimize the flow of the fuel and air mixture onto the primary or ignition device and the flame stabilizing device. When the unreacted mix of gaseous fuel and air is directed at the flame stabilizing structure, the mixture ignites and burns within or immediately downstream of the structure. Because the fuel and air have more time to mix, the homogeneous mixture greatly reduces NOx- forming hot spots that are typically produced with existing technology. The premixing of the fuel and combustion air in combination with the accelerated ignition and flame formation created by the downstream flame stabilization device results in a dramatically shorter flame. NOx, a regulated pollutant comprised of nitrogen oxide and nitrogen dioxide, is greatly reduced, often to levels of 5ppm or below, depending on the specific application, without any external fans or associated power, thereby minimizing harmful emissions while improving system efficiency. A shorter flame allows for consistent operation of the furnace at a higher capacity. As noted above, we believe ClearSign burner technologies’ heat transfer profile both increases a heater’s productivity and operational run time and reduces heater maintenance costs by: (i) enhancing thermal efficiency, (ii) reducing the probability of flame impingement and the likelihood that carbon deposits form on the inside surfaces of the process tubes (coking), and (iii) reducing the likelihood of process tube failures.

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

Our Target Markets

Our ClearSign Core products compete in the combustion and emissions control markets. These are highly competitive industries that are currently dominated by companies which, compared to ClearSign, have more established products and substantially greater infrastructure, customer support networks, and financial resources. Based on the testing and the field installations completed to date, however, we believe that our ClearSign Core technology provides a unique and powerful ability to improve energy efficiency and operational performance, while at the same time significantly reducing emissions, leading to an overall cost-effective installation. Further, we believe that our technology is well suited to create substantial synergistic value through its incorporation into the mainstream commercial offerings of the market incumbents as a “ClearSign Core”, thus leveraging the ClearSign technology and the established breadth and capabilities of collaborating companies.

We are targeting the following segments of the combustion market for our ClearSign Core technology:

•	institutional, commercial and industrial boilers;

•	refinery, energy infrastructure and petrochemical process heaters;

•	large industrial boilers;

•	enclosed flares; and

•	enhanced oil recovery steam generators

In each segment, we are marketing solutions that include our ClearSign Core technology which we believe could simultaneously improve productivity, operational efficiency and pollution control.

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

As indicated above, we are seeking to develop our business in the combustion and emissions control market and to establish ourselves in a highly competitive industry among companies that have substantial financial resources, a well-developed infrastructure and established products. The business development strategy for ClearSign is planned and being implemented to enable recognition of the ClearSign technology’s value while minimizing the challenges set forth below - many of which stem from the nature of the customers in this market as well as from the strengths of the other market participants.

Major barriers faced by a new equipment manufacturer seeking to enter this market include:

1.	Developing engineering, order fulfillment and customer service staff: Especially in the refining and petrochemical industries, customers require specialist support throughout the purchasing, order execution and life cycle of the combustion equipment. Recruiting and developing sufficient staff with the specialist skills necessary to provide the level of service required by customers in this market would take time and result in a significant ongoing overhead cost.

2.	Developing operational infrastructure: Again, especially in the refining and petrochemical industries, customers require thorough quality assurance procedures, which include seeing one article from the product order demonstrated in order meet performance guarantees. This requires, among other things, having access to a test furnace. Developing such an operation would require significant investment and ongoing costs.

3.	Conservative customers: Because of the complexity of the customers’ infrastructures, the cost of downtime in any part of a processing plant and due to the potential safety hazards posed by the nature of their operations, the customers are very careful and methodical about adopting a new technology or product from a new unproven supplier.

4.	Profit opportunity: There is very little differentiation between the products of the established burner equipment providers resulting in thin profit margins on the sale of new or replacement burners. A significant portion of a company’s profit results from the sales of replacement parts and equipment upgrades. Any new entrant without a differentiating technology will not have this established source of significant and immediate profit.

The “go to market” strategy for the ClearSign Core combustion business has been developed considering both the Company’s strengths and weaknesses. The most important weaknesses are highlighted by the barriers to entry identified above: we are a small company with limited financial resources and we do not have the infrastructure to meet the requirements of our sophisticated target global customers. Although we have highly skilled and experienced employees, we do not have the manpower to provide comprehensive service and customer support ourselves. We could overcome these limitations with a significant investment and an increase in operational costs; we believe, however, that it is in the best interests of the Company and our shareholders to develop our business with an asset light model to the extent this can enable a timely path to mainstream operations and maximum profitability.

Our strengths include our technology, which has been developed to provide a standard set of “core” components that can be incorporated into any generic OEM burner body and enable unique performance that both minimize emissions and controls flame size. Our strengths also include the market opportunity potentially created by new and anticipated environmental emissions control regulations. These regulations will potentially require combustion performance that either exceeds the technology available from the incumbent equipment manufacturers or requires retrofitting existing equipment with a post-combustion clean up apparatus. Installation of clean-up apparatus is very expensive - especially for small to mid-sized heaters. We believe that the incumbent burner OEM product development approaches are, and will continue to be, incremental in nature, and are unlikely to pose a significant threat to the value provided by ClearSign Core technology in the foreseeable future.

Our business has been, and continues to be, developed with the goal of combining our technology with the infrastructure and resources of major OEM equipment manufacturers. Through such a collaborative arrangement, an OEM burner manufacturer can reap the benefits of adding a truly differentiated and unique product line to its offering and ClearSign can overcome the barriers to market resulting from the need for a capital and operating expense-intensive infrastructure and a large specialist staff. In addition, we believe that having orders fulfilled by a well-known and trusted supplier will reduce the risk, as perceived by prospective customers, of dealing with a small company and aid in the adoption of our technology.

Our business plan contemplates forming collaborative partnerships with major OEM equipment manufacturers. At this time, our technology has been demonstrated to have commercial viability and has generated interest from end users and OEMs. We expect that the development of strategically chosen collaborative partnerships will result in the supply of ClearSign Core technology to major global customers in large quantities and with the engineering, quality control, customer support and project management services such sophisticated customers require. These relationships will also enable our OEM partners to offer a unique product in the marketplace, providing a potentially significant commercial opportunity for both them and us. We believe forming such alliances will dramatically accelerate the global sales and market adoption rate of our technology.  As announced in June 2019, we already have an agreement in place with Zeeco Inc., the world’s second largest burner manufacturer. Under this agreement, Zeeco will provide ClearSign Core process burners globally. This agreement is contingent on the successful completion of a burner demonstration that is part of ongoing supply order for ExxonMobil which we believe that we are close to achieving. In addition, we have a collaborative agreement with ASHCOR with respect to our flare product and a collaborative agreement with California Boiler to sell and produce both fire tube boiler burner and flare products. We are also pursuing various other licensing like arrangements for other market verticals and ClearSign Core applications.

Pricing Strategy. Our target markets are characterized by well-established competitors in mature businesses. As a result, competitive pricing rather than pricing based on broad product value is the standard for these markets. However, we believe that our technology improves combustion equipment performance with unique capabilities and therefore provides significant economic value to our customers compared to the next best alternative solutions available. This, in turn, should enable products containing ClearSign Core technology to sell at prices reflecting the value they offer. Consequently, we believe that the value the ClearSign Core technology provides to the OEMs partnering with us will result in compensation to us based on that value.

Sensing Products. Our sensing products are not yet through the final commercialization phase of the development and product launch process. We have obtained clear and consistent customer feedback guiding the first application of this technology. The target market for this technology is potentially every burner with a pilot on which flame sensors are deployed, providing a global and very high-volume opportunity. This market is not limited by emissions mandates or the type or manufacturer of the burners. The product is also of value for both retrofit applications, where it is applied to existing burners, and to new burners, where it will be installed in the burners by the original burner manufacturer.

The technology is proven, final product design details are being completed for our target application and we are assessing various product business strategies. Unlike the ClearSign Core burner technology, we are assessing both the possibility that we manufacture the sensing products along with the alternative of partnering with one or more established OEM suppliers. We have manufactured demonstration units and are currently planning to manufacture the sensor ourselves for the foreseeable future.

The fundamental technology for the sensors envisioned for transport applications is the same as for the flame sensors, but the application and form of the final product will be very different. We have received notable interest in this product from a major global customer giving us the confidence that this is a market and technology worthy of future investment. This product is in the very early stages of development, and the application will be highly regulated so it will require a thorough product development process. However, we believe indications to date suggest this is potentially a significant future business opportunity for ClearSign.

Research and Development Program

The experience and industry contacts of our management team, board of directors, and consultants with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research program. These are supported by field evaluation agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions. Our research and development activities make use of employees and consultants who are experts in the areas of industrial combustion, statistical experimental design, gas turbines, fluid mechanics and heat transfer.

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

Our technology and products for flame sensing applications are proven in our laboratory at bench scale and in full scale “first article” form. This product is currently in the commercialization phase. As discussed above, we also have another form of our sensing technology that we believe can indicate the potential flammability of a hydrocarbon gas and air mixture, which can have great and varied application in other industries such as transport. This product is in an earlier form and is currently undergoing validation and optimization of its intended role in this very different application.

Intellectual Property Protection

We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2020, we have 135 active patent grants and another 51 patents pending with the U.S. Patent and Trademark Office. The earliest year in which any of our patents will expire is 2031. We have been granted 47 patents related to our ClearSign Core technology and 77 patents related to our ECC technology. We maintain an active review process to monitor relevant new inventions to expand our intellectual property protection globally.

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

We believe that we offer major advances in emissions reductions and efficiency improvements. We also believe emissions regulations could enhance market demand for technology if such regulations require a reduction in pollutants such as NOX and CO. In such cases, possible legislation on greenhouse gases, boiler Maximum Available Control Technology (MACT) rules, or general reductions in required criteria pollutant levels globally, and especially in the U.S. and China, could bolster our business objectives. Although the timing of such regulations is uncertain, the general trend over the last decades continues to be government-mandated reduction for all criteria pollutants. Ultimately, it may be possible for our technology to achieve BACT designation. We believe the availability of our technology, by itself, may accelerate the government’s willingness to adopt more stringent environmental regulations. Further, we believe efficiency improvements, combined with the elimination of flame impingement, could generate market demand regardless of the existing regulatory framework because they could result in increased productivity or savings for businesses that adopt our technology.

At this time, we believe that the current U.S. administration is supportive of “green initiatives,” and we are not aware of any current or proposed federal, state or local environmental compliance regulations that would have a material detrimental effect on our business objectives. We do not anticipate any major expenditures to be required in order for our technology to comply with any environmental protection statutes. Concurrently the Chinese government has enacted notable tightening of allowable emissions levels, particularly for NOx emissions, and we anticipate this trend will continue in the future.

Employees

As of March 31, 2021, we had 15 full-time employees. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of December 31, 2020, we had a total accumulated deficit of approximately $75 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and our continued efforts to form relationships with strategic partners. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue our research and development or commercialization efforts and our business may fail.

Our business is capital-intensive and requires capital investments in order for it to develop. Our cash on hand will likely not be sufficient to meet all of our future needs because our target customers are, in general, slow to adopt new technologies, and we anticipate that we will require substantial additional funds in excess of our current financial resources for research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Until our technology generates revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities, but we may not be able to obtain financing in amounts sufficient to fund our business plans. If we cannot obtain additional funding when and as needed, our business might fail.

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

We have not fully developed all of our products, their cost of goods or pricing. As a result, we cannot reliably predict our profit margins. Our operating costs could increase significantly compared to those we currently anticipate due to unanticipated results from the development process, application of our technology to unique or difficult processes, regulatory requirements and particular field implementations. Further, we envision our pricing to be highly dependent on the benefits that our customers believe they will achieve using our products. Accordingly, we cannot predict whether or when we will achieve profitability, and if achieved, the amount of such profit margins.

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

We are exposed to risks of doing business in China. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business.  In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we may have with third parties, including our ability to protect the intellectual property we use in China. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. Some of the other risks related to doing business in China include:

·	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

·	restrictions on currency exchange may limit our ability to receive and use our cash effectively;

·	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or in general;

·	there are uncertainties related to the enforcement of contracts with certain parties; and

·	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

As a result of our anticipated growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, our operations in China have been impacted by the outbreak of a strain of the coronavirus, which has resulted in the limitation of flights in and out of China, quarantines, and travel restrictions on the local work force and personnel from our U.S. offices. As a result, the Company has experienced ongoing delays in the completion of two boiler demonstration projects in China. The disruptions resulting from the coronavirus outbreak could have a negative impact on our financial condition, results of operations and business relationships.

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

In order to mitigate the impact of the coronavirus pandemic we have significantly limited the personnel working full time in both our Seattle, Washington and Tulsa, Oklahoma offices to those providing services that cannot be provided remotely, including research and development activities. We also limit the in-person attendance of other employees to times when their interactions with others are necessary and can be done safely, and in compliance with the CDC guidelines. It is not possible to say what inefficiencies result for this working arrangement but is it is probable that some projects have been prolonged or delayed as a result.

Our operations in China have also been impacted by the severity of the pandemic, which has prevented our USA based employees, other than our President of ClearSign Asia from visiting the country. This has delayed progress on our product development and product proving programs there, and we do not know how long these delays will continue.

In addition to our own work, the work of our partners and suppliers has been, and continues to be affected. The resulting delays to the delivery of materials and services, has resulted in delays to our projects.

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

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (CLIR: NASDAQ) has traded as low as $0.35 per share and as high as $11.75 per share based upon daily closing prices, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’ or the coronavirus outbreak. Such broad market fluctuations may adversely affect the market price of our securities.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect our common stock or other securities.

We are authorized to issue 2,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of our shareholders. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We may be required to raise additional capital by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

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

As of December 31, 2020, we had outstanding options and warrants for the purchase of 2,697,119 and 80,000 shares of common stock, respectively. Under the ClearSign Technologies Corporation 2011 Equity Incentive Plan and the ClearSign Technologies Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares or options to employees, officers, directors, independent contractors and agents. Furthermore, as of December 31, 2020, we have reserved an additional 1,429,006 shares of common stock for such awards and the Plans provide that this number may increase quarterly by a collective amount of up to 16% of the number of shares issued by us each quarter. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $1,123,000 in 2020. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a non-accelerated filer company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. Furthermore, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

On July 10, 2020, we received a letter from the Financial Industry Regulatory Authority (“FINRA”) notifying us that FINRA is investigating trading in our securities surrounding the June 15, 2020 announcement that we received a purchase order from ExxonMobil.  We cannot predict the outcome of the investigation.  Potential negative outcomes could adversely affect our ability to raise capital in the future and the investigation itself could distract our management, both of which could increase the risk that you would suffer a loss on your investment.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal office is located at 12870 Interurban Avenue South, Seattle, Washington with satellite offices located in Tulsa, Oklahoma and Beijing, China. At our principal office in Seattle, we currently lease approximately 9,425 square feet of office and laboratory space, which is suitable and adequate for our current operations, under a triple net lease which expires in May 2023. Monthly minimum rent is approximately $14,000. The Company also has triple net operating leases for office space located in Tulsa, Oklahoma and Beijing, China. The term of the lease for the Tulsa location began in September 2016 and was to expire in August 2022. The monthly minimum rent for our Tulsa location is approximately $2,200. In January 2021, the lease was amended for a larger office space in the same building. The amended lease will commence in April 2021, pending completion of improvements by the landlord, and will expire in September 2027. The new minimum rent for our Tulsa location will be approximately $5,100 with an annual 2.5% increase. The term of the lease for the Beijing location began in November 2018 and expired in November 2020. It was renewed for an additional 18 months through May 2022, and is being treated as a short term lease. The monthly minimum rent for our Beijing location is approximately $4,500 (30,000RMB).

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

According to our transfer agent, as of March 28, 2021 we had approximately 143 shareholders of record. This number does not include an indeterminate number of holders whose shares are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Issuances of Unregistered Securities

On December 31, 2020, we issued 3,750 shares of common stock, having a per share value of $2.33, the closing price of our common stock on November 5, 2020, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group, LLC, for services provided in the three months ended December 31, 2020. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue the stock.

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

We have incurred losses since inception totaling $74,874,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $78.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

In order to mitigate the impact of the coronavirus pandemic we have significantly limited the personnel working full time in both our Seattle, Washington and Tulsa, Oklahoma offices to those providing services that cannot be provided remotely, including research and development activities. We also limit the in person attendance of other employees to times when their interactions with others are necessary and can be done safely, and in compliance with the CDC guidelines. It is not possible to say what inefficiencies result for this working arrangement but is it probable that some projects have been prolonged or delayed as a result.

Our operations in China have also been impacted by the severity of the pandemic, which has prevented our USA based employees other than our President of ClearSign Asia from visiting the country. This has delayed progress on our product development and product proving programs there and we do not know how long these delays will continue.

In addition to our own work the work of our partners and suppliers has been, and continues to be affected resulting in delays to the delivery of materials and services, and has resulted in delays to our projects.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenue, Cost of Goods Sold, and Gross Profit. The Company reported no annual revenue in 2020. We recognized cost of goods sold of $450,000 from a project that we anticipate will show a loss on the sale when completed and from a second project that has been deemed as potentially uncollectable. This was offset by a recorded adjustment of $171,000 representing reversal of accruals for product warranties that expired during the period. The Company reported no revenue and incurred $1,000 in warranty costs for previously completed contracts in 2019. We anticipate gross margins will normalize in the range of 50% as production increases, assuming that the Company will realize revenue in future periods.

Operating Expenses. Operating expenses decreased by $1,929,000 to $6,653,000 in 2020 compared to $8,582,000 in operating expenses in 2019, a decrease of approximately 22%. The Company decreased its research and development (R&D) expenses by $1,027,000 to $2,029,000 for 2020 compared to $3,056,000 for 2019. R&D expenses decreased due primarily to transitioning from R&D work to field work with customers, and reduced laboratory related costs. General & administrative (G&A) expenses decreased by $902,000 to $4,624,000 for 2020 compared to $5,526,000 for 2019. This decrease is due to a reduction of consulting services, travel expenses, and patent impairment charges by approximately $1,090,000, offset primarily by a $215,000 increase in G&A compensation costs.

Loss from Operations. Due to the decrease in operating expenses, our loss from operations decreased during 2020 by $1,651,000 to $6,932,000, compared to $8,583,000 in 2019, a decrease of approximately 19%.

Other income. Other income of $44,000 in 2020 resulted from a non-recurring sale of spare materials and parts for an installation site on a previously completed contract.

Net Loss. Primarily as a result of the decrease in operating expenses, our net loss for 2020 was $6,886,000 as compared to a net loss of $8,482,000 for 2019, resulting in a $1,596,000 decrease in the net loss or approximately 19%.

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalent balance totaled $8,824,000 compared to $8,552,000 at December 31, 2019, which we believe will be adequate to support our operations for at least the next 12 months from the date of issuance of this report. Although we are pursuing sales and co-development agreements, there is no assurance that we will be successful in entering into any such agreements or, if we do enter into such agreements, that they will provide adequate funds to support our operations and to commercialize our technology. To the extent sales and co-development agreement funding is insufficient for these purposes, we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. From inception, the Company’s operations have been funded primarily through the sale of its common stock. In order to continue business operations beyond twelve months from the date of issuance of this report, the Company currently anticipates that it will need to raise additional capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital.

At December 31, 2020, our current assets were in excess of current liabilities resulting in working capital of $8,302,000 compared to $7,684,000 at December 31, 2019. The increase in working capital resulted primarily from a $272,000 increase in cash and cash equivalents, a decrease of $410,000 in accounts payable and accrued liabilities, and an increase of $75,000 in prepaid expenses and other assets.

Operating activities for 2020 resulted in cash outflows of $5,964,000 which were due primarily to the net loss for the period of $6,886,000, offset by share based compensation primarily from the Company’s employee and consultant equity plans of $800,000, services and compensation paid with common stock of $17,000, and depreciation and amortization expense of $210,000. Operating activities for 2019 resulted in cash outflows of $6,902,000 which were due primarily to the loss for the period of $8,482,000, offset by share-based compensation from the Company’s employee and consultant equity plans of $685,000, services and compensation paid with common stock of $14,000, impairment of capitalized patent costs of $733,000, and depreciation and amortization expense of $240,000.

Investing activities for 2020 resulted in cash outflows of $194,000 and cash inflows of $6,505,000 in 2019. During 2020 and 2019, development of capitalized patents and other intangible assets resulted in cash outflows of $177,000 and $398,000, respectively. Acquisition of fixed assets for 2020 and 2019 resulted in cash outflows of $17,000 and $20,000, respectively. During 2019, we received proceeds of $6,923,000 from maturities of short-term U.S. Treasury securities.

Financing activities for 2020 resulted in cash inflows of $6,053,000 in net proceeds from the issuance of common stock, $251,000 from PPP loan funding and $126,000 in proceeds from the exercise of stock options, compared to no financing activities during 2019.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 ClearSign Technologies Corporation and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Technologies Corporation and subsidiary (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Patents and Other Intangible Assets Impairment Assessment

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s patents and other intangible assets balance was $1.3 million as of December 31, 2020, which primarily consists of patents and trademarks. Patent and other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We identified the carrying value of intangible assets as a critical audit matter. The methods and underlying assumptions in an impairment analysis involve high levels of management estimates and judgment, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence.

The following are the primary procedures we performed to address this critical audit matter. We reviewed current and previous operating conditions for indications of impairment. We reviewed patent committee and board minutes and news for indications of impairment. We reviewed documents from current and potential future customers for evidence of future recoverability.

Liquidity

As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative operating cash flows since its inception. The Company’s continued operations are dependent upon its ability to raise additional funds through equity or debt financing and attain profitable operations. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s operations and its ability to raise additional capital.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2011

Santa Monica, California

March 31, 2021

ClearSign Technologies Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$8,824,000	$8,552,000
Contract assets	92,000	39,000
Prepaid expenses and other assets	466,000	391,000
Total current assets	9,382,000	8,982,000

Fixed assets, net	427,000	665,000
Patents and other intangible assets, net	1,302,000	1,285,000
Other assets	10,000	10,000

Total Assets	$11,121,000	$10,942,000

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$435,000	$845,000
Current portion of lease liabilities	169,000	177,000
Accrued compensation and taxes	382,000	226,000
Contract liabilities	94,000	50,000
Total current liabilities	1,080,000	1,298,000
Long Term Liabilities:
Long term lease liabilities	249,000	418,000
Payroll protection program loan	251,000	-
Total liabilities	1,580,000	1,716,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 30,077,436 and 26,707,261 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	84,411,000	77,210,000
Accumulated deficit	(74,874,000)	(67,990,000)
Total stockholders' equity	9,540,000	9,223,000
Noncontrolling Interest	1,000	3,000
Total equity	9,541,000	9,226,000

Total Liabilities and Equity	$11,121,000	$10,942,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2020	2019
Sales	$-	$-
Cost of goods sold including warranty adjustment (see note 5)	279,000	1,000

Gross loss	(279,000)	(1,000)

Operating expenses:
Research and development, net of grants	2,029,000	3,056,000
General and administrative	4,624,000	5,526,000

Total operating expenses	6,653,000	8,582,000

Loss from operations	(6,932,000)	(8,583,000)

Other income:
Other income	44,000	-
Interest income	2,000	101,000

Net loss	(6,886,000)	(8,482,000)
Net loss attributed to non-controlling interest	2,000	3,000
Net loss attributed to common stockholders	$(6,884,000)	$(8,479,000)

Net loss per share - basic and fully diluted	$(0.25)	$(0.32)

Weighted average number of shares outstanding - basic and fully diluted	27,837,095	26,701,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the the Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	7,500	-	8,000	-	8,000	-	8,000
Exercised Options ($1.90 per share)	17,500	-	33,000	-	33,000	-	33,000
Exercised Options ($.89 per share)	19,500	-	17,000	-	17,000	-	17,000
Exercised Options ($1.00 per share)	65,000	-	65,000	-	65,000	-	65,000
Secondary Offering ($2.00 per share)	3,241,925	-	6,053,000	-	6,053,000	-	6,053,000
Shares issued for services ($2.33 per share)	3,750	-	9,000	-	9,000	-	9,000
Exercised Options ($0.72 per share)	15,000	-	11,000	-	11,000	-	11,000
Fair value of stock options issued in payment of accrued compensation	-	-	407,000	-	407,000	-	407,000
Fair value of stock options issued for board service	-	-	334,000	-	334,000	-	334,000
Share based compensation	-	-	264,000	-	264,000	-	264,000
Net loss	-	-	-	(6,884,000)	(6,884,000)	(2,000)	(6,886,000)
Balances at December 31, 2020	30,077,436	3,000	84,411,000	(74,874,000)	9,540,000	1,000	9,541,000

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2018	26,697,261	$3,000	$76,417,000	$(59,511,000)	$16,909,000	$-	$16,909,000

Shares issued for services ($1.44 per share)	7,500	-	11,000	-	11,000	-	11,000
Shares issued for services ($1.03 per share)	2,500	-	3,000	-	3,000	-	3,000
Fair value of stock options issued in payment of accrued compensation	-	-	100,000	-	100,000	-	100,000
Fair value of stock options issued for board service	-	-	137,000	-	137,000	-	137,000
Share based compensation	-	-	542,000	-	542,000	-	542,000
Fair Value of stock award	-	-	-	-	-	6,000	6,000
Net loss	-	-	-	(8,479,000)	(8,479,000)	(3,000)	(8,482,000)
Balances at December 31, 2019	26,707,261	3,000	77,210,000	(67,990,000)	9,223,000	3,000	9,226,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,886,000)	$(8,482,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	17,000	14,000
Share based compensation	800,000	685,000
Depreciation and amortization	210,000	240,000
Abandonment and impairment of capitalized patent costs	-	733,000
Change in operating assets and liabilities:
Contract assets	(53,000)	-
Prepaid expenses and other assets	(75,000)	109,000
Accounts payable and accrued liabilities	(382,000)	(236,000)
Accrued compensation and taxes	361,000	(15,000)
Contract liabilities	44,000	50,000
Net cash used in operating activities	(5,964,000)	(6,902,000)

Cash flows from investing activities:
Acquisition of fixed assets	(17,000)	(20,000)
Disbursements for patents and other intangible assets	(177,000)	(398,000)
Maturity of short term treasury bills	-	6,923,000
Net cash (used in) provided by investing activities	(194,000)	6,505,000

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,053,000	-
Proceeds from exercise of stock options	126,000	-
Proceeds from Payroll Protection Program loan	251,000	-
Net cash provided by financing activities	6,430,000	-

Net increase (decrease) cash and cash equivalents	272,000	(397,000)
Cash and cash equivalents, beginning of period	8,552,000	8,949,000
Cash and cash equivalents, end of period	$8,824,000	$8,552,000
Supplemental disclosure of non-cash operating activities:
During the year ended December 31, 2020, the Company issued stock options to purchase a total of 444,161 shares of common stock to its officers and employees in satisfaction of $205,000 of accrued compensation at December 31, 2019.
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

Liquidity

The Company’s technologies are currently in field development and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. The Company has historically financed its operations primarily through issuances of equity securities, including $4.8 million in proceeds, net of offering costs, from a stock offering completed on August 24, 2020 and $1.3 million in proceeds, net of offering costs, from a stock offering completed on September 30, 2020. Subsequent to December 31, 2020, the Company raised $3.5 million from the issuance of 750,000 shares of common stock at prices ranging from $4.03 to $5.50 per share through an At The Market (ATM) facility as of March 27, 2021. The Company has incurred losses since its inception totaling $74,874,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global markets which could impact the Company’s ability to raise additional capital. Based on the Company’s current plans, it has sufficient funds to continue to support its operations for at least twelve months from the date of issuance of these consolidated financial statements. In order to continue business operations beyond twelve months from the date of issuance of these consolidated financial statements, the Company currently anticipates that it will need to raise additional capital. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Patents and Trademarks

Patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. The Company evaluates the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis.

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

During the year ended December 31, 2019, the Company received $108,000 to partially fund specific research and development activity relating to its ECC technology. During the year ended December 31, 2020, the Company received $40,000 to partially fund specific engineering activity relating to the development of burners for a Super Major. Additionally, the Company received $50,000 to partially fund the engineering and installation of a product for an air quality demonstration project. Since these funds were provided without expectation of reciprocation, other than the notification of research results, the funds received were offset against the related research and development costs incurred.

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2020 and 2019 include assets amounting to approximately $103,000 and $151,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at December 31, 2020 and 2019. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2020 and 2019, potentially dilutive shares outstanding amounted to 2,777,119 and 2,211,058, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	December 31,
	2020	2019
Machinery and equipment	$720,000	$762,000
Office furniture and equipment	180,000	180,000
Leasehold improvements	149,000	149,000
Right of use asset-operating leases	1,024,000	1,140,000
	2,073,000	2,231,000
Accumulated depreciation and amortization	(1,657,000)	(1,566,000)
	416,000	665,000
Construction in progress	11,000	-
	$427,000	$665,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington which had a term that was to end in March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that was to end in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases include lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the options to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease began in April 2020 and rent was abated for April and May 2020, although the Company was responsible for its proportionate share of expenses and taxes. The Company pays a monthly rent of approximately $13,500 through March 2021. The monthly rent increases on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease was approximately $2,200 a month through August 2022 with an annual 2.5% increase. However, in January 2021, the lease was amended for a larger office space in the same building. The amended lease terms will commence in April 2021 or later, pending completion of improvements by the landlord, and expire in September 2027. The new rent amount for the Tulsa lease will be approximately $5,100 a month with an annual 2.5% increase. The Company had an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000. It was renewed for an additional 18 months through May 2022, and is being treated as a short term lease with a monthly rent of approximately $4,500.

Lease costs for the years ended December 31, 2020 and 2019 and other quantitative disclosures are as follows:

	For the year ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$242,000	$238,000
Total lease cost	$242,000	$238,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$215,000

For operating lease:
Weighted average remaining lease term (in years)		2.34
Weighted average discount rate		7.00%

Minimum future payments under the Company’s leases at December 31, 2020 and their application to the corresponding lease liabilities are as follows:

	Discounted lease liability payments	Payments due under lease agreements
2021	169,000	193,000
2022	178,000	190,000
2023	71,000	72,000
Total	$418,000	$455,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,
	2020	2019
	(Unaudited)
Patents
Patents pending	$731,000	$846,000
Issued patents	883,000	619,000
	1,614,000	1,465,000
Trademarks
Trademarks pending	105,000	77,000
Registered trademarks	23,000	23,000
	128,000	100,000
Other	8,000	8,000
	1,750,000	1,573,000
Accumulated amortization	(448,000)	(288,000)
	$1,302,000	$1,285,000

Future amortization expense associated with awarded patents and registered trademarks as of December 31, 2020 is estimated as follows:

2021	152,000
2022	125,000
2023	91,000
2024	64,000
Thereafter	26,000
$458,000

In 2020 and 2019, the Company continued to reassess its patent portfolio in order to ensure that both the cost-effectiveness and the value created through the intellectual property portfolio were maximized and to focus resources on its most promising patents. Those patents considered to be the most beneficial were retained and those pending patents projected to be unnecessarily costly that could be disposed of without meaningfully degrading the quality of the remaining intellectual property portfolio were abandoned. As a result, during the year ended December 31, 2020, the Company recorded no impairment loss of capitalized patents costs and $733,000 during the year ended December 31, 2019.

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during each of the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, the Company recognized cost of goods sold of $450,000 from a project that the Company anticipates will show a loss on the sale when completed and a second project that was completed, but has been deemed as potentially uncollectable. During the year ended December 31, 2020, the recognized cost of goods sold was offset by recorded adjustments totaling $171,000 related to the reversal of accruals for product warranties that expired on seven completed projects from the years 2016 and 2017. The Company recorded an adjustment of $1,000 for the year ended December 31, 2019 related to additional warranty costs incurred for previously completed contracts. The Company had contract assets of $92,000 and $39,000 and contract liabilities of $94,000 and $50,000 at December 31, 2020 and 2019, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of December 31, 2020 and 2019, is as follows:

	2020	2019
Warranty liability, beginning of year	$257,000	$257,000
Accruals	10,000	-
Payments	-	(1,000)
Adjustments and other	(171,000)	1,000
Warranty liability, end of year	$96,000	$257,000

Note 7 - Income Taxes

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction. Through December 31, 2020, the Company incurred net operating losses for federal tax purposes of approximately $69,600,000. The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during April 2012. The ownership change will subject net operating loss carryforwards to an annual limitation, which may restrict the ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. The Company analyzed the available information to determine the amount of the annual limitation. Based on information available, the 2012 limitation is estimated to be $686,000 annually. The availability of the Company’s net operating loss carry forwards may be subject to further limitation if a change in the ownership of more than 50% occurs within any three-year period since the last ownership change. The net operating loss carry forwards generated before 2018 may be used to reduce taxable income through the years 2028 to 2037. Net operating loss carryforwards generated for year 2018 and thereafter do not expire.

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2020	2019
Expected tax benefit at 21%	$(1,446,000)	$(1,781,000)
Change in valuation allowance	1,325,000	1,595,000
Other	121,000	186,000
Provision for income taxes	$-	$-

The net deferred tax asset at December 31, 2020 and 2019 was $14,830,000 and $13,505,000, respectively. In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. At December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. Significant components of the deferred tax assets (liabilities), are approximately as follows:

	2020	2019
Net operating loss carry forwards	$14,620,000	$13,216,000
Accrued liabilities	90,000	217,000
Stock compensation	120,000	(48,000)
Depreciation	(10,000)	145,000
Prepaid expenses	20,000	(21,000)
Other	(10,000)	(4,000)
Deferred tax assets, net	14,830,000	13,505,000
Valuation allowance	(14,830,000)	(13,505,000)
Net deferred tax asset	$-	$-

Although the Company is not under examination, the tax years for 2017 and forward are subject to examination by United States tax authorities.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020, and 2019, there were no accrued interest or penalties related to uncertain tax positions.

Note 8 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In July 2018, the Company completed a private equity offering of 5,213,543 shares of common stock at a price of $2.25 per share to ClirSPV, LLC (Investor). Gross proceeds from the offering totaled $11.7 million and net cash proceeds approximated $11.6 million. The Stock Purchase Agreement permitted the Investor to purchase from the Company up to an aggregate 478,854 shares of common stock at a price of $4 per share (Additional Purchase Right). Pursuant to the terms of the Additional Purchase Right, the Investor had the right to purchase shares of common stock from the Company, as the warrants previously issued to the investors by the Company in its January 25, 2017 rights offering were exercised and the warrant shares were issued. These warrants have expired unexercised on January 25, 2019. The Additional Purchase Right expired on February 1, 2019. The Additional Purchase Right was considered an equity instrument accounted for as a component of the actual price per common share paid by the Investor in the private offering. For basic earnings per share, unpurchased common shares associated with the Additional Purchase Right were treated as contingently issuable shares and were not included in basic earnings per share.

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

In August 2020, the Company completed an offering of common stock whereby 2,587,500 shares of common stock at a price of $2.00 per share were issued and sold for net cash proceeds of approximately $4.8 million.

In September 2020, the Company completed a sale of common stock to ClirSPV under the additional purchase right whereby 654,425 shares of common stock at a price of $2.00 per share were issued and sold for net cash proceeds of approximately $1.3 million.

Issuance of Shares of Subsidiary to Noncontrolling Interest

In December 2019, the Company issued shares of its subsidiary representing a 1% ownership interest to an executive. The fair value of the shares at the date of the issuance was estimated to be $6,000 and was recorded as stock based compensation expense during the year ended December 31, 2019.

Equity Incentive Plan

The ClearSign Technologies Corporation 2011 Equity Incentive Plan (the Plan) provides for the granting of options to purchase shares of common stock, stock awards to purchase shares at no less than 85% of the value of the shares, and stock bonuses to officers, employees, board members, certain consultants, and advisors. At the Company’s Annual Meeting held on May 8, 2019, the shareholders approved an amendment to the Plan that (i) increased the number of shares of common stock in the reserve by 1,231,593 to a total of 4,004,214 shares of common stock, representing approximately 15% of the number of shares of the Company’s stock outstanding and (ii) increased the number of shares that may be issued pursuant to the evergreen provision, if any, to the lesser of 15% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of December 31, 2020, the number of shares reserved for issuance under the Plan totaled 4,505,728 shares. Activity under the Plan is as follows:

	2020	2019
Reserved but unissued shares under the Plan, beginning of year	1,282,027	1,296,462
Increases in the number of authorized shares under the Plan	500,764	1,236,346
Grants of stock options	(743,161)	(1,328,718)
Stock option forfeitures	60,100	77,937
Exercise of stock options	117,000	-
Reserved but unissued shares under the Plan, end of year	1,216,730	1,282,027

Stock Options

 In the year ended December 31, 2020, the Company made awards of stock options for the purchase of an aggregate 743,161 shares of common stock to its employees and directors from the Plan. Of these awards, options covering 444,161 shares of common stock were awarded in lieu of cash bonuses for 2019 and the expense was recorded during the year ended December 31, 2019. Options covering an additional 299,000 shares of common stock have been issued as payment to the Company’s directors and are described below. The 2020 stock option awards have exercise prices at the grant date with fair values ranging from $0.54 to $2.38 per share, contractual lives of 10 years, and that vest on award or with the performance of certain goals. The fair values of the stock options estimated on the dates of grant using the Black-Scholes option valuation model totaled $549,000.

During the year ended December 31, 2020, the Company recorded a charge of $192,000 for a stock option for the purchase of 80,000 shares of common stock awarded in January 2021 to its Chief Executive Officer in lieu of a cash bonus for 2020.

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

	2020		2019
Expected life	10.00	years	5.75	years
Weighted average volatility	83%		71%
Forfeiture rate	0%		20%
Weighted average risk-free interest rate	0.71%		2.52%
Expected dividend rate	0%		0%

A summary of the Company’s stock option activity and related information is as follows:

	2020			2019
	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	2,131,058	$2.53	7.99	880,277	$4.32	6.49
Granted	743,161	$1.07	9.23	1,328,718	$1.32	9.16
Exercised	(117,000)	$1.08	-	-	-	-
Forfeited/Expired/Exchanged	(60,100)	$2.88	-	(77,937)	$2.11	-
Outstanding at December 31	2,697,119	$2.18	7.53	2,131,058	$2.53	7.99
Exercisable at December 31	2,379,752	$2.26	7.48	1,461,073	$2.90	7.58

A summary of the status of the Company’s non-vested stock options at December 31 and changes during the year is as follows:

	2020		2019
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1	669,985	$1.71	292,315	$2.61
Granted	743,161	$1.07	1,328,718	$1.32
Vested	(1,077,655)	$2.25	(902,268)	$1.40
Exercised	-	-	-	-
Forfeited/Expired/Exchanged	(18,124)	$2.41	(48,780)	$2.14
Non-vested stock options at December 31	317,367	$1.60	669,985	$1.71

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2020 is $2,966,000. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2020, there was $84,000 of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements granted under the Plan that will be recognized over a remaining weighted average period of 0.7 years. That cost is expected to be recognized in future years as follows:

2021	76,000
2022	8,000
$84,000

The recognized compensation cost associated with the Plan is as follows:

	2020	2019
Research and development	$83,000	$174,000
General and administrative	665,000	394,000
Effect on net loss	$748,000	$568,000
Effect on net loss per share	$0.03	$0.02

Consultant Stock Plan

The 2013 Consultant Stock Plan (the Consultant Plan) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on December 31, 2020 totaled 212,276 shares. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Company granted 10,000 shares of common stock in 2019, under the Consultant Plan to a consultant for services for the period from September 1, 2019 through August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000, for which the Company recognized $8,000 for 7,500 shares and $3,000 for 2,500 shares in general and administrative expense during the year ended December 31, 2020 and 2019, respectively. The Company also granted 15,000 shares of common stock under the Consultant Plan to the same consultant for the period from September 1, 2020 through August 31, 2021. The fair value of the stock at the time of grant was $2.33 per share for a total value of $35,000, for which the Company recognized $9,000 for 3,750 shares. in general and administrative expense during the year ended December 31, 2020.

The Company also granted 10,000 shares of common stock to a second consultant under the Consultant Plan for services performed and to be performed during the period from August 13, 2018 to August 31, 2019. The fair value of the stock at the time of grant was $1.44 per share for a total value of $14,000, for which the Company recognized $11,000 for 7,500 shares in general and administrative expense on a pro-rated quarterly basis in the in the first three quarters of 2019.

The Consultant Plan expense for 2020 and 2019 was $17,000 and $14,000, respectively.

	2020	2019
Reserved but unissued shares under the Consultant Plan at January 1	190,142	199,705
Increases in the number of authorized shares under the Consultant Plan	33,384	437
Stock grants	(11,250)	(10,000)
Reserved but unissued shares under the Consultant Plan at Period End	212,276	190,142

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company’s shareholders. During the year ended December 31, 2019, the Company granted options to purchase 600,000 shares of common stock as an inducement to its President and Chief Executive Officer to accept the Company’s offer of employment. (See Note 11.) The stock options have exercise prices ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and vest over 2 years. An option to purchase 258,618 shares was issued from the Company’s 2011 Equity Incentive Plan and are accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for the year ended December 31, 2020 and 2019 was $52,000 and $111,000. The remaining unrecognized compensation expense associated with these awards is $13,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

	2019
Expected life	5.75	years
Weighted average volatility	71%
Forfeiture rate	20%
Weighted average risk-free interest rate	2.55%
Expected dividend rate	0%

Warrants

A summary of the Company’s warrant activity and related information is as follows:

	2020		2019
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1	80,000	$1.80	2,495,784	$3.98
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	(2,415,784)	$4.05
Outstanding at December 31	80,000	$1.80	80,000	$1.80

The following table summarizes the number of warrants, the weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2020:

	Total Outstanding Warrants
Exercise Price	Warrants	Wtd. Avg. Exercise Price	Remaining Life (in years)
$1.80	80,000	$1.80	0.13

The intrinsic value of the outstanding warrants was $90,000 at December 31, 2020.

Note 9 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its employees whereby the Company matches employee contributions up to 3% of each employee’s 2020 and 2019 earnings. The Company’s matching contribution expense totaled $51,000 and $58,000 in 2020 and 2019, respectively.

Note 10 - The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $250,832 (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses. The PPP loan is evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan is unsecured with a 2-year term, matures on May 7, 2022, and bears interest at a rate of 1.00% per annum. Under the terms of the PPP, the PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. In addition, up to the entire amount of principal and accrued interest may be forgiven to the extent the PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP (including that up to 75% of such loan funds are used for payroll). The Company submitted an application with the SBA for forgiveness in January 2021. Payments under this note have been deferred by the bank until the forgiveness status of the loan is ascertained. The Company used the entire PPP loan amount for designated qualifying expenses and has applied for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP loan and cross-defaults.

Note 11 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the vested on the first anniversary of the grant date; and the right to purchase one-third of the shares vested on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary.

On January 10, 2021 the Company awarded 510,000 unvested incentive options to Dr. Deller. The right to exercise these option shares vests upon the achievement of certain performance goals. As each of these various performance goals is met, a portion of the award will vest and will be available for purchase from that date. During the years ended December 31, 2020 and 2019, the Company paid Dr. Deller $34,000 and $33,000, respectively in Relocation Adjustment payments to reimburse temporary housing costs.

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

Note 12 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2020 and 2019 are as follows:

	First	Second	Third	Fourth
For the year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Gross Profit (Loss)	$-	$153,000	$(180,000)	$(252,000)
Operating Expense	$1,963,000	$1,589,000	$1,497,000	$1,604,000
Net loss attributed to common stockholders	$(1,963,000)	$(1,390,000)	$(1,677,000)	$(1,854,000)
Net Loss per share - basic and fully diluted	$(0.07)	$(0.05)	$(0.06)	$(0.06)

For the year ended December 31, 2019
Revenue	$-	$-	$-	$-
Gross Profit (Loss)	$(1,000)	$-	$-	$-
Operating Expense	$2,376,000	$2,447,000	$2,138,000	$1,621,000
Net loss attributed to common stockholders	$(2,329,000)	$(2,426,000)	$(2,108,000)	$(1,616,000)
Net Loss per share - basic and fully diluted	$(0.09)	$(0.09)	$(0.08)	$(0.06)

Note 13 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of December 31, 2020, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

Item 10: Directors, Executive Officers and corporate governance

The information concerning the Company’s Code of Business Conduct and Ethics is set forth below in this Item 10. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2020.

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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The information concerning the Company’s equity compensation plan is set forth below in this Item 12. All other information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Equity Compensation Plan Information

The table below provides information as of December 31, 2020 regarding the compensation plans (2011 Equity Incentive Plan and 2013 Consultant Stock Plan) under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans
approved by security holders	2,777,119	$2.17	1,429,006
Equity compensation plans not
not approved by security holders	-	-	-
	2,777,119	$2.17	1,429,006

The above table excludes vested stock grants of 591,879 and 74,500 shares under the 2011 Equity Incentive Plan and the 2013 Consultant Stock Plan, respectively.

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

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws of ClearSign Technologies Corporation (2)
3.2.1	Amendment to Bylaws (3)
4.1	Form of Common Stock Certificate (4)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (12)
10.1	Office Lease Agreement (2)
10.2	Form of Confidentiality and Proprietary Rights Agreement (2)
10.3	ClearSign Technologies Corporation 2011 Equity Incentive Plan (2)+
10.4	Form of Director and Officer Indemnification Agreement (2)+
10.5	ClearSign Combustion Corporation 2013 Consultant Stock Plan (5)
10.6	First Amendment to Office Lease Agreement dated December 17, 2013 (6)
10.7	Second Amendment to Office Lease Agreement dated September 29, 2016 (7)
10.8	Consulting Agreement dated January 4, 2019 between the registrant and Roberto Ruiz (8)
10.9	Third Amendment to Office Lease Agreement dated July 18, 2019 (9)
10.10	Employment Agreement dated January 28, 2019 between the registrant and Colin James Deller (10)+
10.11	Stock Purchase Agreement dated July 12, 2018 between the registrant and CLIRSPV, LLC (11)
10.12	Promissory Note issued to Bank of America on May 8, 2020 (13)
21	Subsidiaries of the registrant (7)
23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

**Furnished herewith.

+Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(5)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2019.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2019.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2019.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2018.
(12)	Incorporated by by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020
(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: March 31, 2021	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: March 31, 2021	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2021	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2021	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2021	/s/ Judith S. Schrecker
Judith S. Schrecker, Director

Date: March 31, 2021	/s/ Robert T. Hoffman
Robert T. Hoffman, Director

Date: March 31, 2021	/s/ Susanne L. Meline
Susanne L. Meline, Director

Date: March 31, 2021	/s/ Bruce A. Pate
Bruce A. Pate, Director