Form 10-K/A
period 2020-12-31
ClearSign Technologies Corp
filed 2021-04-30
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

ClearSign Technologies Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The sole purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include Part III information in the Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2021. Further, because the Company is a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has elected to provide in this Amendment certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. Except as set forth in this Amendment, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or otherwise update in any way the disclosures contained in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Technologies Corporation

PART III

Item 10: Directors, Executive Officers and corporate governance

Directors and Executive Officers

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the Washington Business Corporation Act and our bylaws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management, and by participating in meetings of the Board and its Committees.

The following table sets forth the names and ages of the directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Colin James Deller	53	Chief Executive Officer and Director
Brian G. Fike	52	Chief Financial Officer, Treasurer and Secretary
Robert T. Hoffman Sr.	62	Director, Chairperson of the Board
Susanne L. Meline	53	Director, Lead Independent Director
Bruce A. Pate	63	Director
Judith Schrecker	68	Director

Directors and officers are nominated and appointed based upon their experience, knowledge of the Company’s markets and business segments, community involvement and commitment to serving the interests of stockholders:

Colin James Deller

Dr. Deller joined us as our President in February 2019, transitioned to the office of Chief Executive Officer on April 1, 2019 and was appointed as a director on February 13, 2020. Dr. Deller began his career at Hamworthy Combustion while also completing his Ph.D. In 1996, Dr. Deller joined Callidus, where he was employed in Project Engineering and Sales, and over the course of ten years advanced to serve as Chief Combustion Engineer and Manager of Burner Order Execution before being promoted to oversee Callidus’ entire burner business. From 2010 until he left Callidus, following the acquisition of Callidus by Honeywell, Dr. Deller served as General Manager with full profit and loss accountability for the Honeywell UOP Callidus burner business worldwide. During that time, he led his team in developing new international markets, including developing a leading market position in China. From May 2018 until he joined the Company, Dr. Deller served as the interim Global Operations Director for the entire Honeywell International UOP Callidus business, which includes flares and thermal oxidizers in addition to burners.

Dr. Deller has a Bachelor of Engineering in mechanical engineering from Portsmouth Polytechnic, U.K., a doctorate in flame chemistry from the University of Portsmouth, U.K., and an MBA from The University of London.

Brian G. Fike

Mr. Fike was appointed as our Controller in January 2016, as our interim Chief Financial Officer, Secretary and Treasurer in May 2017 and as our Chief Financial Officer on November 12, 2019. Prior to joining the Company, from March 2001 to January 2016, Mr. Fike was employed by Darigold, Inc., a $2.3 billion dairy manufacturing co-op of 500 member farmers, where he successively held the positions of Plant Controller, Accounting and Finance Manager, Strategy Manager and Regional Controller. Prior to his career at Darigold, Mr. Fike held similar positions in the specialty foods and industrial automation industries. Mr. Fike also served eight years in the U.S. Naval Reserve.

Mr. Fike holds a BBA in Accountancy from Boise State University and an MBA from the University of Washington.

Robert T. Hoffman Sr.

Mr. Hoffman became a director of our Company in July 2018 in conjunction with the execution of a Voting Agreement between the Company and clirSPV LLC and was appointed as Chairman in November 2018. Mr. Hoffman has more than 30 years of relevant capital markets experience and expertise. In 2011, Mr. Hoffman founded and continues to manage Princeton Opportunity Management LLC. Previously, he served as founder and managing partner of Candlewood Capital, a long/short fund which managed more than $1 billion in primarily institutional assets. Mr. Hoffman also was a Managing Director and Portfolio Manager for the Growth & Income (G&I) mutual fund and institutional assets of what was originally Scudder Stevens and Clark, where he was responsible for all buy and sell decisions. During his tenure, G&I assets under management expanded from approximately $1.75 billion to more than $25 billion. Mr. Hoffman was also nominated by two separate governors to serve three terms as a Member and Chairman of the State of New Jersey Investment Council (SIC) from 1990 to 2002. The SIC has ultimate oversight responsibility for state and local pension funds totaling more than $80 billion. Mr. Hoffman's career also includes service as the Assistant State Treasurer for Pensions and Investments for the State of New Jersey, Special Assistant to the Governor of New Jersey and Mergers, and Acquisitions Analyst at ABN/LaSalle Bank. He holds an M.B.A. with Distinction from the Kellogg School of Management at Northwestern University and an Economics degree from Dartmouth College.

Susanne L. Meline

Ms. Meline has been a director of our Company since February 2018. In 2003, Ms. Meline co-founded Francis Capital Management (“FCM”), a value-based investment advisor, where she continues to specialize in analyzing small cap stocks. Prior to co-founding FCM, Ms. Meline worked as an investment banker with Houlihan Lokey, a global investment bank serving corporations, institutions, and governments worldwide. She also practiced law in the corporate group of Jones Day, an international law firm that provides legal advisory services across multiple disciplines and jurisdictions. Ms. Meline is a Certified Director through the UCLA Anderson School of Management, a Board Leadership Fellow for the National Association of Corporate Directors (the “NACD”) and holds a CERT Certificate in CyberSecurity Oversight from the NACD and Carnegie Mellon University Software Engineering Institute. Ms. Meline received a B.A. in political science from UCLA, and a J.D. from the UC Hastings College of the Law. She has also served on the board of directors of Finomial Corporation.

Bruce A. Pate

Mr. Pate joined our Company as a director in January 2019. Mr. Pate is the general partner of Pate Capital Partners LP, which he founded in 2004 to invest in publicly traded companies with a special emphasis in energy and resource-related sectors. Prior to founding Pate Capital Partners LP, Mr. Pate spent over 20 years at Morgan Stanley & Co. as a principal of the firm, where he managed fixed income and equity portfolios for entrepreneurs, foundations, and corporations.

Judith S. Schrecker

Ms. Schrecker joined our Company as a director in February 2021. Ms. Schrecker brings more than 40 years of financial and operating leadership and board participation with broad international experience. Most recently Ms. Schrecker was VP of Finance of Flat Rolled Products at ATI Metals Inc., a Global manufacturer of technically advanced specialty materials and complex components, overseeing revenues of over $1 Billion. Prior to that Ms. Schrecker was Chief Financial Officer of Alcoa's Global Rolled Products business and a member of the executive council of the company. Under her leadership, the Global Rolled Products business achieved historically high profitability. Ms. Schrecker previously served on the boards of Finacity Corporation and Dress for Success Worldwide. She attended the University of Pittsburg Graduate School of Public and International Affairs along with a B.A. in History, Economics, and Latin American Studies from Temple University. Additionally, Ms. Schrecker is a 2020 Exceptional Women Awardees Foundation (EWA) recipient.

Board Meetings and Committees of our Board

The Board has three standing committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, referred to in this Form 10-K as the “Governance Committee” (collectively, the “Board Committees”). All members of the Board Committees are non-employee directors who are deemed independent. During the year ended December 31, 2020, the Board held nine meetings, the Audit Committee held five meetings, the Compensation Committee held four meetings, and the Governance Committee held five meetings. Each of our directors attended at least 75% of the meetings held by the Board and the Board Committees of which he or she is a member. We do not have a policy with regard to Board attendance at the annual meetings. All of the members of our Board attended the 2020 Annual Meeting.

Business Experience and Qualifications

The investment experience that each of Ms. Meline and Messrs. Hoffman, and Pate brings to our Board includes their experience in analyzing the operations of businesses, and particularly smaller capitalized companies, to determine the likelihood of success. Ms. Schrecker has significant financial, business, operational and industrial experience. In addition, Ms. Meline has significant experience with respect to best practices in corporate governance. We believe that their experience, together with the expertise brought to our operations by Dr. Deller, will help us achieve our goals of proving commercial viability of our products, generating interest from end users and original equipment manufacturers and licensing our technology. For these reasons we concluded that each of these individuals should serve as a director.

Family Relationships. Involvement in certain legal proceedings.

None of our executive officers is related to any of our directors or any other officer. None of our executive officers has been involved in a legal proceeding that requires disclosure pursuant to Item 401(f) of Regulation S-K promulgated under the Exchange Act. None of our officers was selected as such as a result of an arrangement or understanding between him and any other person. None of our director nominees is related to any other director nominee or any officer. None of our director nominees has been involved in a legal proceeding that requires disclosure pursuant to Item 401(f) of Regulation S-K promulgated under the Exchange Act. Mr. Hoffman was selected as a director pursuant to the terms of a Voting Agreement we entered into with clirSPV LLC in July 2018. Mr. Pate was selected as a director pursuant to the terms of the Cooperation Agreement we entered into with Anthony DiGiandomenico and his affiliates in January 2019.

Audit Committee

The Audit Committee is comprised of Susanne Meline (Chairperson), Bruce Pate, and Judith Schrecker. Our Board of Directors has determined that Judith Schrecker serves as an Audit Committee financial expert. The role of the Audit Committee includes, but is not limited to, the following:

•	overseeing management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

•	appointing, compensating, retaining and overseeing the work of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

•	overseeing management’s maintenance of internal controls and procedures for financial reporting at least annually;

•	overseeing our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	overseeing the independent registered public accounting firm’s qualifications and independence;

•	preparing the report required by the rules of the Securities and Exchange Commission to be included in our proxy statement; and

•	discharging such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable laws, rules or regulations.

The Audit Committee is authorized (without seeking Board approval) to retain or terminate special legal, accounting or other advisors and may request any officer or employee of the Company or the Company’s outside counsel or independent registered public accounting firm to meet with any members of, or advisors to, the Audit Committee.

A copy of the charter of the Audit Committee is available on our website at www.clearsign.com (under “Investors-Corporate Governance-Governance Documents”).

Compensation Committee

The Compensation Committee is comprised of Bruce Pate (Chairperson), Susanne Meline, and Judith Schrecker. The role of the Compensation Committee is to:

•	review, approve and recommend to the Board our compensation and benefits policies generally and the annual compensation (base salary, bonus and other benefits) for all of our executives, including our Chief Executive Officer;

•	administer the ClearSign Technologies Corporation 2011 Equity Incentive Plan, the 2013 Consultant Stock Plan and the ClearSign Technologies Corporation 2021 Equity Incentive Plan, if approved pursuant to Proposal 4; and

•	annually review and make recommendations to the Board with respect to the compensation of non-executive directors, including any incentive plan compensation.

A copy of the charter of the Compensation Committee is available on our website at www.clearsign.com (under “Investors-Corporate Governance-Governance Documents”).

The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant used to provide advice on compensation levels or assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee

The Governance Committee is comprised of Bruce Pate (Chairperson) and Susanne Meline. The role of the Governance Committee is to:

•	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

•	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;

•	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

•	review planning for succession to the positions of Chairperson of the Board and Chief Executive Officer and other senior management positions;

•	annually recommend to the Board persons to be nominated for election as directors;

•	recommend to the Board the members of all standing committees;

•	adopt or develop for Board consideration corporate governance principles and policies; and

•	periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body, including conducting an annual self-assessment of the Board and its standing committees.

A copy of the charter of the Governance Committee is available on our website at www.clearsign.com (under “Investors-Corporate Governance-Governance Documents”). The members of the Governance Committee review the qualifications of the director-nominees.

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates should preferably have board experience with one or more companies or should have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in combustion, technology, air pollution control and air emission regulation, intellectual property, start-up companies, research and development, strategic planning, business development, compensation, finance, accounting and banking.

In evaluating nominations to the Board of Directors, the Governance Committee also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities.

Compensation Committee Interlocks and Insider Participation

None of our prior or current executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

Risk Oversight by the Board of Directors

It is management’s responsibility to assess and manage the various risks we face. It is the Board’s responsibility to oversee management in this effort, in order to ensure that risks and uncertainties that may relate to our ongoing operations and to our plans for the future are considered and managed appropriately. In exercising its oversight, the Board has allocated some areas of focus to its Committees and has retained areas of focus for itself, as more fully described below.

Full Board – Risks and exposures focused on by the full Board include strategic, financial and execution risks including cyber and safety risks, and other current matters that may present material risk to our operations, plans, prospects or reputation. Throughout the year, the Chief Executive Officer discusses these risks with the Board during strategy reviews that focus on a particular function or aspect of our business.

Audit Committee – Risks and exposures focused on by the Audit Committee are those associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines, risk management as a whole and credit and liquidity matters.

Governance Committee – Risks and exposures focused on by the Governance Committee are those relating to corporate governance and management and director succession planning.

Compensation Committee – Risks and exposures focused on by the Compensation Committee are those associated with leadership assessment and compensation programs and arrangements, including incentive plans, to ensure that compensation incentives are aligned with our risk management objectives.

Board Leadership Structure

The Chairperson of the Board presides at all meetings of the Board. The Chairperson is appointed on an annual basis by at least a majority vote of the directors. At a special meeting of the Board held on November 6, 2018, the Board determined to separate the offices of the Chief Executive Officer and the Chairperson. The Board believes that this leadership structure increases the Board’s independence from management by allocating authority for operational leadership to the Chief Executive Officer while allocating to the Board the responsibility for monitoring and overseeing management. The Board again appointed Ms. Meline to the role of lead independent director at a meeting held on February 13, 2020. As the lead independent director, Ms. Meline is the liaison between Mr. Hoffman, as the Chairperson, and the other independent directors. We believe that having a lead independent director will facilitate communication among the members of the Board.

Compliance with Section 16(a)

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that, with the exception of the individuals named below, all of its directors, officers and beneficial owners of more than 10% of our equity securities timely filed these reports during 2020.

•	Donald Kendrick, our Chief Technology Officer, and Stephen Sock, our Senior Vice President of Business Development, each filed a Form 4 reporting the grant of options to purchase common stock of the Company (each award constituting one transaction) one day after the filing due date.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to our principal executive officer and principal financial and accounting officer and any persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, directors, agents and representatives. The Code of Ethics requires, among other things, that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. The Code of Ethics is available on our website at www.clearsign.com (under “Investors-Corporate Governance-Governance Documents”). We intend to satisfy the disclosure requirement regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting the information on our internet website, www.clearsign.com.

Employee, Officer, and Director Hedging

Our policy against insider trading prohibits all employees and directors from engaging in any short sales of our securities, hold our securities in a margin account, or pledge our securities as collateral for a loan.

Policy with Regard to Director Nominations

There were no material changes with regard to directors’ nomination procedures of the Company. Shareholder proposals with regard to director nominations are reviewed by the Corporate Secretary for compliance with the requirements for such proposals, which are set forth in our Policy Regarding Shareholder Candidates for Nomination (the “Policy”). Shareholder proposals that meet these requirements will be summarized by the Corporate Secretary. Summaries and copies of the shareholder proposals are circulated to the Chairman of the Governance Committee.

The Governance Committee will consider director candidates recommended by shareholders. If a director candidate is recommended by a shareholder (a “Nominating Shareholder”), the Governance Committee expects to evaluate such candidate in the same manner it evaluates director candidates it identifies. The Policy requires a Nominating Shareholder to have continuously held at least 5% of the Company’s common stock for at least three years by the date the name of the candidate is submitted, and to continue to hold the common stock through the date of the annual meeting. The Policy permits a Nominating Shareholder to submit one candidate for consideration at any annual meeting of shareholders. Pursuant to the Policy, a Nominating Shareholder must submit a candidate for consideration as a director in writing to the Company’s Secretary; the submission must be received by a date not later than the 120th calendar day before the anniversary of the date that the prior year’s annual meeting proxy statement was released to shareholders (or if the annual meeting date has changed by more than 30 days, a reasonable time before we begin to print and mail the proxy statement) and must include the following information:

1.       The name, address and number of shares of common stock owned by the Nominating Shareholder.

2.       A representation that the Nominating Shareholder meets the requirements described above and will continue to meet them through the date of the annual meeting. If the Nominating Shareholder is not a registered holder of the Company’s common stock, the Nominating Shareholder must provide evidence of eligibility as provided in Exchange Act Rule 14a-8(b)(2).

3.       A description of all arrangements or understandings (whether written or oral) between or among the Nominating Shareholder and the candidate or any other person or entity (naming such person or entity) regarding the candidate’s nomination.

4.       All information regarding the candidate that the Company would be required to disclose in a proxy statement filed pursuant to the rules and regulations of the Securities and Exchange Commission with respect to a meeting at which the candidate would stand for election.

5.       Confirmation that the candidate is independent under the independence requirements established by the Company, Rule 10A-3(b) promulgated under the Exchange Act and Nasdaq Listing Rule 5605(a)(2), or if the candidate is not independent under all such criteria, a description of the reasons why the candidate is not independent.

6.       The consent of the candidate to serve as a member of the Company’s board of directors, if nominated and elected.

7.       A representation signed by the candidate that if elected he or she will:

(i)       represent all shareholders of the Company in accordance with applicable laws and the Company’s article of incorporation, bylaws and other policies;

(ii)       comply with all rules, policies or requirements generally applicable to non-executive directors; and

(iii)       upon request, complete and sign a customary director and officer questionnaire.

Our Policy Regarding Shareholder Candidates for Nomination is available on our website at www.clearsign.com (under “Investors-Corporate Governance-Governance Documents”).

Item 11: Executive Compensation

Compensation Discussion

Overview

The Compensation Committee of the Board administers our executive compensation and benefit programs. The Compensation Committee is comprised exclusively of independent directors and oversees all compensation and benefit programs and actions that affect our executive officers.

Compensation Process and Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee recommends to the full Board the salary, annual incentive compensation or bonus, long-term incentive compensation in the form of stock options or stock grants, and all other employment, severance and change-in-control agreements applicable to executive officers. As discussed below, our Chief Executive Officer assists the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers. At the end of or immediately following each fiscal year, our Chief Executive Officer evaluates executive officer performance for the prior fiscal year, other than his own performance, and discusses the results of such evaluations with the Compensation Committee. The Chief Executive Officer assesses each executive officer’s performance during the year based upon subjective factors concerning such officer’s individual business goals and objectives, and the contributions made by the executive officer to our overall results. The Chief Executive Officer then makes specific recommendations to the Compensation Committee for adjustments to base salary and the grant of a target bonus and/or equity award, if appropriate, as part of the compensation package for each executive officer, other than himself, for the next fiscal year. The Compensation Committee reviews the performance of the Chief Executive Officer and determines all compensation for the Chief Executive Officer. The Chief Executive Officer is not present at the time the Compensation Committee reviews his performance and discusses his compensation.

Evaluation of Compensation Practices

In 2017, the Compensation Committee engaged Willis Towers Watson to evaluate both our executive compensation program and our director compensation program. The objective was to determine the equity and competitiveness of our practices with those of peer companies and relevant standards promulgated by shareholder rights organizations and other relevant stakeholders. Although the study analyzed executive compensation comprehensively, there was particular focus on equity incentives for executives. The Compensation Committee integrated the results of the May 2017 study into its evaluation of executive compensation and director compensation for the years 2018, 2019, and 2020. Willis Towers Watson provided no other services to us following the evaluation. The Compensation Committee is currently reviewing compensation trends, especially at other companies.

Director Compensation

The following table sets forth information concerning compensation for services rendered by our non-executive directors for 2020. The amounts represented in the “Option Awards” column reflect the grant date fair value of the options computed in accordance with FASB ASC Topic 718 and do not necessarily equate to the income that will ultimately be realized by the director for such awards.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Lon E. Bell	$		$		$16,875	(1)	$-	$-	$-	$16,875
James Simmons					8,448	(2)	-	-	-	8,448
Bruce Pate					97,670	(3)	-	-	-	97,670
Susanne Meline					112,506	(4)				112,506
Robert T. Hoffman					98,906	(5)				98,906
		$-		$-	$334,405		$-	$-	$-	$334,405

(1)	Since his appointment as a director, Dr. Bell has received grants of 99,693 shares of common stock and options for the purchase of 119,000 shares as compensation for his services. Dr. Bell did not stand for re-election in 2020.
(2)	During his tenure as a director, Mr. Simmons received options for the purchase of 80,000 shares of common stock as compensation for his services. Mr. Simmons resigned as a director on February 13, 2020.
(3)	Since his appointment as a director, Mr. Pate has received options for the purchase of 189,000 shares of common stock as compensation for his services.
(4)	Since her appointment as a director, Ms. Meline has received grants of 27,027 shares of common stock and options for the purchase of 227,500 shares of common stock for her services.
(5)	Since his appointment as a director, Mr. Hoffman has received grants of 13,514 shares of common stock and options for the purchase of 206,500 shares of common stock for his services.

In 2020, each non-executive director’s annual compensation was paid in options to purchase common stock. This component of the Company’s director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.

All directors are reimbursed for ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with the Company’s expense reimbursement procedure applicable to all employees of the Company.

Independent directors are not eligible to participate in the Company’s employee benefit plans, including the retirement plan.

Summary Compensation Table for 2020 and 2019

The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and our Chief Financial Officer in 2020 and 2019, in accordance with Item 402(m)(2) of Regulation S-K. These officers are referred to herein as the “named executive officers” or “NEOs.” The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company pursuant to ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards (1)		All Other Compensation (2)	Total

Colin J. Deller	2020	$350,000	$202,454	(3)	$97,408	(5)	$68,351	$718,213
Chief Executive Officer	2019	306,250	90,000	(4)	206,992	(6)	59,444	662,686

Brian G. Fike	2020	200,000	50,000	(3)	29,558		32,352	311,910
Chief Financial Officer	2019	174,250	19,217	(4)	50,098		29,941	273,506

(1)	The amounts included in this column are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, and includes amounts from option awards granted in 2020, 2019, 2018, and 2017. For information on the valuation assumptions used in calculating these dollar amounts, see Notes 2 and 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.
(2)	Relates to healthcare benefits, relocation expenses and employer matching in a defined contribution retirement plan available to all employees.
(3)	Bonuses for 2020 were accrued in 2020 and paid in either Stock or Stock options during the first quarter of 2021.
(4)	Bonuses for 2019 were accrued in 2019 and paid in exercisable stock options issued during the first quarter of 2020.
(5)	Includes Option awards of $45,147 and inducement awards of $52,261.
(6)	Includes Option awards of $95,936 from our 2011 Equity Incentive Plan and stock options of $111,056 issued to Dr. Deller as an inducement to accept our offer of employment.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our NEO’s at December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Colin J. Deller
	178,161	(1)	-	(1)	$0.94	12-31-29	-	-
	133,333	(2)	66,667	(2)	$2.25	12/31/28	-	-
	266,667	(3)	133,333	(3)	$1.16	12/31/28	-	-

Brian G Fike
	40,000	(1)		(1)	$0.89	12/31/29	-	-
	33,333	(4)	16,667	(4)	$2.25	12/31/28	-	-
	33,333	(4)	16,667	(4)	$1.21	12/31/28	-	-
	50,000	(1)	-	(1)	$1.21	12/31/28	-	-
	15,625	(5)	9,375	(5)	$1.90	03/31/28	-	-
	8,750	(6)	1,250	(6)	$3.80	03/31/27	-	-
	5,000	(7)	-	(7)	$4.21	03/31/26	-	-

(1)	Unearned options vest 100% on the date of award. At December 31, 2020, these options have vested 100%.
(2)	Unearned options vest 33% on the date of award and on January 24th of each calendar year thereafter until fully vested on January 24th, 2021. In the event of a change in control of the Company, the unvested options become fully vested. At December 31, 2020, these options have vested 67%. These options are non-qualified and issued as an inducement award.
(3)	Unearned options vest 33% on the date of award and on January 24th of each calendar year thereafter until fully vested on January 24th, 2021. In the event of a change in control of the Company, the unvested options become fully vested. At December 31, 2020, these options have vested 67%. Of the 400,000 options 141,382 are non-qualified and issued as an inducement award.
(4)	Unearned options vest 33% on the date of award and on January 1 of each calendar year thereafter until fully vested on January 1, 2021. In the event of a change in control of the Company, the unvested options become fully vested. At December 31, 2020 these options have vested 67%.
(5)	Unearned options vest 6.25% on July 1, 2018 and on the first day of each calendar quarter thereafter until fully vested on April 1, 2022. In the event of a change in control of the Company, the unvested options become fully vested. At December 31, 2020, these options have vested 62.5%.
(6)	Unearned options vest 6.25% on July 1, 2017 and on the first day of each calendar quarter thereafter until fully vested on April 1, 2021. In the event of a change in control of the Company, the unvested options become fully vested. At December 31, 2020, these options have vested 87.5%.
(7)	Unearned options vested at the rate of 40% on April 1, 2017 and continue to vest at the rate of 5% on the first day of each calendar quarter thereafter until they are fully vested on April 1, 2020, At December 31, 2020 100% of these options were vested.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Colin James Deller

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company has agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The agreement may be terminated by the Company for cause, as defined in the agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and 6 months of his annual salary.

Change of Control Arrangements

All of the option awards and stock awards granted to the Company’s executive officers include change-in-control arrangements whereby any unvested stock options would vest or any repurchase rights for stock grants or, if exercised prior to vesting, stock options, would terminate as a result of a change in control.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known to us about beneficial ownership of our common stock by:

•	each of our directors;

•	each individual identified as an NEO in the section of this report titled “Executive Compensation”;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own 5% or more of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire ownership of on or before May 27, 2021, which is 60 days from March 28, 2021, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable on or before May 27, 2021 are considered to be outstanding.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage is based 30,900,634 shares of common stock, par value $.0001, issued and outstanding as of on March 28, 2021.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)		Percent of Class
Directors and Officers:
Colin J. Deller	858,161	(3)	2.7%
Brian G. Fike	233,821	(4)	0.8%
Brian G. Fike	233,821	(6)	0.7%
Robert T. Hoffman	6,198,140	(5)	19.9%
Susanne Meline	309,022	(6)	1.0%
Bruce A. Pate	394,000	(7)	1.3%
Judith Schrecker
All Directors and Executive Officers as a Group (6 persons)	7,993,144		24.5%

5% Owners

CLIR SPV LLC	5,867,968		19.0%

(1)	The address of each officer and director is 12870 Interurban Avenue South, Seattle, Washington 98168.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally assigned to the person holding voting power and/or investment power with respect to securities. With the exception of the securities beneficially owned by our officers and directors and their affiliates, the ownership of the shares of common stock listed above were determined using public records.
(3)	Includes options to purchase 858,161 shares of common stock which may be exercised on or before May 27, 2021 . Excludes options to purchase 510,000 shares of common stock none of which will vest on or before May 27, 2021.
(4)	Includes common stock holdings of 10,071 and options to purchase 223,750 shares of common stock which may be exercised on or before May 27, 2021. Excludes options to purchase 36,250 shares of common stock, none of which will vest on or before May 27, 2021.
(5)	Includes common stock holdings of 123,672 shares and options to purchase 206,500 shares of common stock which may be exercised on or before May 27, 2021. Mr. Hoffman is the managing member of GPCLIRSPV LLC which is the managing member of CLIRSPV LLC, the owner of 5,867,968 shares of common stock. Mr. Hoffman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in CLIRSPV LLC.
(6)	Includes common stock holdings of 81,522 and options to purchase 227,500 shares of common stock which may be exercised on or before May 27, 2021.
(7)	The shares of common stock are owned 100,000 shares by the Pate Family Trust and 105,000 shares by Pate Capital Partners LP, a private investment partnership. Includes options to purchase 189,000 shares of common stock which may be exercised on or before May 27, 2021.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Participation in Common Stock Offering

In August 2020, the Company completed a registered public offering of the shares of its common stock pursuant to an effective registration statement on Form S-3 (File No. 333-232402) (the “Offering”). The following directors participated in the Offering on the same terms as the other investors and purchased shares of our common stock at a price of $2.00 per share.

Bruce A. Pate	35,000
Susanne Meline	5,000
All Directors and Executive Officers as a Group (2 persons)	40,000

Investment by clirSPV LLP

Robert T. Hoffman Sr., one of our directors, is the managing member of GPCLIRSPV LLC, which is the managing member of clirSPV LLC. Mr. Hoffman has voting and investment control over the shares of common stock owned by clirSPV LLC.

In connection with a private placement of the Company’s common stock pursuant to a Stock Purchase Agreement dated July 12, 2018, the Company granted to clirSPV LLC a right to purchase certain new equity securities that the Company sells for the purpose of raising capital on terms and conditions no different from those offered to other purchasers (the “Participation Right”) so that it could maintain a 19.99% percentage ownership (the Percentage Ownership“) of the Company’s outstanding common stock. The Participation Right will expire on December 31, 2023. Further, in conjunction with this investment made by clirSPV LLC, we entered into a Voting Agreement with clirSPV LLC pursuant to which Mr. Hoffman was named as a director.

Because certain elements of the Participation Right, such as the notice provisions, were not compatible with the Offering, in a written waiver dated August 18, 2020, and fully executed on August 19, 2020, clirSPV LLC waived its right to exercise the Participation Right in connection with the Offering. In lieu of participating in the Offering, the Company and clirSPV LLC agreed that, following the initial closing of the Offering, clirSPV LLC may purchase from the Company, at the price sold to investors in the Offering, unregistered shares of its common stock in a number that will allow it to maintain its Percentage Ownership. In September 2020, clirSPV LLC exercised this right and purchased 654,425 shares of our common stock at a price of $2.00 per share.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to these rules, the Board concluded its annual review of director independence in April 2021. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors then serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the exception of Robert T. Hoffman Sr. and Colin James Deller.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-approved Services by the Company’s Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor. The Audit Committee approved the audit fees, audit-related fees, tax fees and all other fees described below and believes such fees are compatible with the independence of Gumbiner Savett Inc.

	2020	2019
Audit Fees	$62,000	$60,500
Audit Related Fees	-	-
Tax Fees	$8,500	$14,912
All Other Fees	$30,085	$6,528

Audit Fees. “Audit Fees” are the aggregate fees of Gumbiner Savett Inc. attributable to professional services rendered in 2020 and 2019 for the audit of our annual consolidated financial statements and for review of consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Gumbiner Savett Inc. in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees. “Tax Fees” are the aggregate fees of Gumbiner Savett Inc. billed for professional services rendered to us for tax compliance, tax advice, and tax planning.

All Other Fees. “All Other Fees” are the aggregate fees of Gumbiner Savett Inc. attributable to customary agreed upon professional services in connection with the filing of our Form S-3 in June 2019, filing of our prospectus supplement and the public offering completed in August 2020, filing of our prospectus supplement in connection with our At-The-Market agreement executed in December 2020, and review of our annual proxy statements.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The required pre-approval policies and procedures were complied with during 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit No.	Description of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: April 30, 2021	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: April 30, 2021	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer

