Form 10-Q
period 2021-03-31
ClearSign Technologies Corp
filed 2021-05-17
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 17, 2021, the issuer has 31,311,189 shares of common stock, par value $.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$10,725,000	$8,824,000
Accounts receivable	124,000	-
Contract assets	339,000	92,000
Prepaid expenses and other assets, net	243,000	466,000
Total current assets	11,431,000	9,382,000

Fixed assets, net	755,000	427,000
Patents and other intangible assets, net	1,298,000	1,302,000
Other assets	10,000	10,000

Total Assets	$13,494,000	$11,121,000

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$438,000	$435,000
Current portion of lease liabilities	193,000	169,000
Accrued compensation and taxes	190,000	382,000
Contract liabilities	48,000	94,000
Total current liabilities	869,000	1,080,000
Long Term Liabilities:
Long term lease liabilities	506,000	249,000
Payroll protection program loan	251,000	251,000
Total liabilities	1,626,000	1,580,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 31,137,498 and 30,077,436 shares issued and
outstanding at March 31, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	88,759,000	84,411,000
Accumulated deficit	(76,895,000)	(74,874,000)
Total stockholders' equity	11,867,000	9,540,000
Noncontrolling Interest	1,000	1,000
Total equity	11,868,000	9,541,000

Total Liabilities and Stockholders' Equity	$13,494,000	$11,121,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Sales	$363,000	$-
Cost of goods sold including warranty adjustment (see note 5)	225,000	-

Gross profit	138,000	-

Operating expenses:
Research and development	826,000	810,000
General and administrative	1,333,000	1,153,000

Total operating expenses	2,159,000	1,963,000

Net loss	$(2,021,000)	$(1,963,000)

Net loss per share - basic and fully diluted	$(0.07)	$(0.07)

Weighted average number of shares outstanding - basic and fully diluted	30,526,571	26,707,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Equity

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total Equity

Balances at December 31, 2020	30,077,436	3,000	84,411,000	(74,874,000)	9,540,000	$1,000	$9,541,000

Shares issued upon exercise of options ($1.90 per share)	1,250	-	2,000	-	2,000	-	2,000
Shares issued upon exercise of options ($3.80 per share)	9,375	-	36,000	-	36,000	-	36,000
Shares issued upon exercise of options ($1.21 per share)	3,000	-	4,000	-	4,000	-	4,000
Shares issued upon exercise of warrants ($1.80 per share)	37,500	-	67,000	-	67,000	-	67,000
Fair value of stock options issued for board service	-	-	210,000	-	210,000	-	210,000
Fair value of stock issued in payment of accrued compensation	64,439	-	217,000	-	217,000	-	217,000
Share based compensation	-	-	410,000	-	410,000	-	410,000
Shares issued through the use of At-The Market issuance	940,748	-	4,469,000	-	4,469,000	-	4,469,000
Proceeds receivable from At-The Market issuance	-	-	(1,076,000)	-	(1,076,000)	-	(1,076,000)
Shares issued for services ($2.33 per share)	3,750	-	9,000	-	9,000	-	9,000
Net loss	-	-	-	(2,021,000)	(2,021,000)	-	(2,021,000)
Balances at March 31, 2021	31,137,498	3,000	88,759,000	(76,895,000)	11,867,000	1,000	11,868,000

	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	2,500	-	2,000	-	2,000	-	2,000
Fair value of stock options issued in payment of accrued compensation	-	-	215,000	-	215,000	-	215,000
Fair value of stock options issued for board service	-	-	53,000	-	53,000	-	53,000
Share based compensation	-	-	80,000	-	80,000	-	80,000
Net loss	-	-	-	(1,963,000)	(1,963,000)	-	(1,963,000)
Balances at March 31, 2020	26,709,761	3,000	77,560,000	(69,953,000)	7,610,000	3,000	7,613,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,021,000)	$(1,963,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	9,000	2,000
Share based compensation	620,000	143,000
Depreciation and amortization	46,000	58,000
Reserve for prepaid materials	96,000	-
Change in operating assets and liabilities:
Contract assets	(247,000)	-
Accounts receivable	(124,000)	-
Prepaid expenses and other assets	127,000	57,000
Accounts payable and accrued liabilities	2,000	213,000
Accrued compensation and taxes	25,000	100,000
Contract liabilities	(46,000)	-
Net cash used in operating activities	(1,513,000)	(1,390,000)

Cash flows from investing activities:
Acquisition of fixed assets	(54,000)	-
Disbursements for patents and other intangible assets	(34,000)	(78,000)
Net cash used in investing activities	(88,000)	(78,000)

Cash flows from financing activities:
Proceeds from issuance of common stock,
net of offering costs	3,393,000	-
Proceeds from exercise of stock options and warrants	109,000	-
Net cash provided by financing activities	3,502,000	-

Net change in cash and cash equivalents	1,901,000	(1,468,000)
Cash and cash equivalents, beginning of period	8,824,000	8,552,000
Cash and cash equivalents, end of period	$10,725,000	$7,084,000

Supplemental disclosure of non-cash operating activities:

During the three months ended March 31, 2021, the company issued stock options to purchase a total of 64,439 shares of common stock to its officers and employees in satisfaction of $217,000 of accrued compensation at December 31, 2020.

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

ClearSign Technologies Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (ClearSign or the Company) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. Our patented technologies are designed to be embedded in established OEM products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include, the energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation. The Company is headquartered in Seattle, Washington and was incorporated in the state of Washington in 2008.  On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the Company refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

The Company has historically financed our operations primarily through issuances of equity securities, including $4.6 million in gross proceeds raised from its At-The-Market stock in which the Company issued a total of 940,748 shares of common stock at an average price of $4.93 per share during the three months ended March 31, 2021. Cost associated with the offering totaled approximately $100,000 and the Company received net cash proceeds approximating $4.5 million, of which $1.1 million was received in April 2021.

The Company has incurred losses since its inception totaling $76,895,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company’s ability to raise additional capital.

Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements.

In the opinion of management, these consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations the projects can be recorded as revenue. For any contract that is expected to incur costs in excess of the contract price, the Company accrues the estimated loss in full in the period such determination is made.

The Company's contracts with customers contain no variable considerations or incentives or discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price at achievement of the performance objectives were used in satisfying the review requirements of ASC 606.

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

Product Warranties

The Company warrants all installed products against defects in materials and workmanship, and shortcomings in performance compared to contractual guarantees for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the balance sheets.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit. The Company also maintains a cash balance in China which is insured up to $76,000 (500,000RMB). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less are recognized on a straight line basis over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective lease assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis.

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents, and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Foreign Operations

The accompanying consolidated financial statements as of March 31, 2021 and December 31, 2020 include assets amounting to approximately $62,000 and $103,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at March 31, 2021. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2021 and 2020, potentially dilutive shares outstanding amounted to 3,630,994 and 2,643,470, respectively.

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

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Machinery and equipment	$720,000	$720,000
Office furniture and equipment	180,000	180,000
Leasehold improvements	149,000	149,000
Right of use asset-operating leases	1,235,000	1,024,000
	2,284,000	2,073,000
Accumulated depreciation and amortization	(1,594,000)	(1,657,000)
	690,000	416,000
Construction in progress	65,000	11,000
	$755,000	$427,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington with a term that initially ended in March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that initially ended in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases included lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the options to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease began in April 2020 and included rent abatement for April and May 2020, although the Company was responsible for our proportionate share of expenses and taxes. For the period beginning on June 1, 2020 through March 2021, the Company paid a monthly rent of approximately $13,500. The monthly rent will increase on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease was approximately $2,200 a month through August 2022 with an annual 2.5% increase. However, in January 2021, the lease was amended for a larger office space in the same building. The amended lease terms commenced in April 2021, and expire in September 2027. The new rent amount for the Tulsa lease will be approximately $5,100 a month with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000. It was renewed for an additional 18 months through May 2022, and is being treated as a short term lease with a monthly rent of approximately $4,500.

Lease costs for the three months ended March 31, 2021 and 2020 and other quantitative disclosures are as follows (unaudited):

	For the three months ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$46,000	$62,000
Short-term lease cost	5,000	-
Total lease cost	$51,000	$62,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$53,000

For operating lease:
Weighted average remaining lease term (in years)		4.47
Weighted average discount rate		5.98%

Minimum future payments under the Company’s leases at March 31, 2021 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2021 (remaining 9 months)	$143,000	$171,000
2022	207,000	233,000
2023	122,000	136,000
2024	54,000	65,000
2025	59,000	66,000
Thereafter	114,000	118,000
Total	$699,000	$789,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Patents
Patents pending	$763,000	$731,000
Issued patents	883,000	883,000
	1,646,000	1,614,000
Trademarks
Trademarks pending	107,000	105,000
Registered trademarks	23,000	23,000
	130,000	128,000
Other	8,000	8,000
	1,784,000	1,750,000
Accumulated amortization	(486,000)	(448,000)
	$1,298,000	$1,302,000

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2021 is estimated as follows (unaudited):

2021 (remaining 9 months)	114,000
2022	125,000
2023	91,000
2024	63,000
Thereafter	27,000
$420,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized revenue of $363,000 during the three months ended March 31, 2021 from the completion and delivery of a burner under a product contract with an infrastructure company during the quarter and no revenue during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company recognized cost of goods sold of $250,000 from the burner contract. Additionally, the Company recognized $18,000 in cost of goods sold on a contract that the Company anticipates will show a loss upon completion and $8,000 in residual costs associated with a contract that was completed during 2020. The recognized cost of goods sold was offset by adjustments totaling $51,000 related to the reversal of accrual for product warranties that expired on three completed projects from the year 2018.

The Company did not record any cost of goods sold for the three months ended March 31, 2020.

The Company had contract assets of $339,000 and $92,000 and contract liabilities of $48,000 and $94,000 at March 31, 2021 and December 31, 2020, respectively.

Note 6 –Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

During the three months ended March 31, 2021 the Company issued common stock pursuant to our At-The-Market Offering Sales Agreement, dated December 23, 2020, with Virtu Americas LLC, as sales agent pursuant to which we may sell shares of common stock with an aggregate offering price of up to $15,000,000 (the “ATM”). As of March 31, 2021, we had sold 940,748 shares of our common stock under the ATM program, at an average price of $4.93 per share. Gross proceeds totaled approximately $4.6 million and net cash proceeds approximated $4.5 million. Of these amounts, 190,748 shares representing net proceeds of approximately $1.1 million were sold as of March 31, 2021, but settled during April 2021.

Equity Incentive Plan

The Company had adopted and the Company’s shareholders had approved the ClearSign Technologies Corporation 2011 Equity Incentive Plan (the “Plan”) which permitted the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of March 31, 2021 the number of shares of common stock reserved for issuance under the Plan totaled 3,630,994.

During the three months ended March 31, 2021, the Company granted stock options for the purchase of an aggregate 885,000 shares of common stock to our employees from the Plan. 80,000 of these options were awarded for 2020 bonuses in lieu of cash and the expense of $192,000 was recorded during the year ended December 31, 2020. The remaining 805,000 options for the purchase of common stock were awarded with vesting dependent on the achievement of certain performance objectives. The fair values of these options totaled $1.9 million. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Employee Awards
2021
Expected life	5.75 years
Weighted average volatility	94%
Forfeiture rate	0%
Weighted average risk-free interest rate	0.47%
Expected dividend rate	0%

Outstanding stock option awards at March 31, 2021 and December 31, 2020 totaled 3,630,994 shares and 2,697,119 shares, respectively, with the right to purchase 2,780,735 shares and 2,379,752 shares being vested and exercisable at March 31, 2021 and December 31, 2020, respectively. The recognized compensation expense associated with stock option awards for the three months ended March 31, 2021 and 2020 totaled $410,000 and $126,000 respectively. On January 27, 2021 the Plan expired so there are no remaining shares available to award under this plan. At March 31, 2021, there was $234,000 of total unrecognized compensation cost related to performance incentive awards that are probable of vesting and another $1.4 million in performance incentive awards that are currently deemed as not probable of vesting related to share based compensation arrangements awarded under the Plan. The cost of the awards in which vesting was assessed as probable is expected to be recognized over a weighted average period of 1 year. Awards for which vesting was assessed as not probable will be reassessed at the end of each reporting period. The intrinsic value of outstanding stock options was $11.8 million at March 31, 2021.

The Company’s directors are currently compensated solely in stock option awards. In addition to being compensated for their services as directors, individual directors are also compensated for committee membership, for services as a committee chair and for services as a lead director. On January 22, 2021, the Company awarded from the Plan to certain directors stock options for the purchase of 62,500 shares of common stock as payment for services rendered to the Company in the first quarter of 2021.  The stock options have an exercise price based on the grant date fair value, which was $3.97. All of the options have a contractual life of 10 years.  The recognized compensation expense associated with director stock option awards for the three months ended March 31, 2021 and 2020 totaled $210,000 and $53,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Director Awards
2021
Expected life	10.00 years
Weighted average volatility	88%
Forfeiture rate	0%
Weighted average risk-free interest rate	1.10%
Expected dividend rate	0%

Stock Grants

During the three months ended March 31, 2021, the Company issued 64,439 shares of common stock with a fair value of $3.37 per share to its employees. These shares were issued for payment of 2020 bonuses in lieu of cash and the expense of $217,000 was recorded during the year ended December 31, 2020.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on March 31, 2021 totaled 287,118 with 208,868 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for contracted services performed during the period from August 13, 2019 to August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000, which the Company recognized on a quarterly pro-rated basis as to 2,500 shares in general and administrative expense. The contract was renewed and the consultant was granted an additional 15,000 shares for services performed from September 1, 2020 through August 31, 2021. The fair value of the stock at the time of grant was $2.33 per share for a total value of $35,000, which the Company is recognizing 3,750 shares in general and administrative expense on a quarterly pro-rated basis. The Consultant Plan expense for the three months ended March 31, 2021 and 2020 was $9,000 and $2,000, respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. In January, 2019 the Company granted options for the purchase of 600,000 shares of common stock to its President and Chief Executive Officer as an inducement to accept the Company’s offer of employment. (See Note 7.) The stock options have exercise prices at the award date with fair values ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and that vest over 2 years. Of these options to purchase 600,000 shares of common stock, an option to purchase 258,618 shares of common stock was issued from the Plan and is accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares of common stock were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for each of the three months ended March 31, 2021 and 2020 was $13,000 and $13,000. There is no remaining unrecognized compensation expense associated with these awards.

Warrants

During the quarter ended March 31, 2021, 37,500 warrants were redeemed at an exercise price of $1.80 and 42,500 warrants expired during the quarter. As of March 31, 2021 the Company had no warrants outstanding for the purchase of shares of common stock.

Note 7 – Commitments and Contingencies

On July 10, 2020, the Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) notifying the Company that FINRA was investigating trading in the Company’s securities surrounding the June 15, 2020 announcement that the Company had received a purchase order from ExxonMobil. On April 1, 2021 the Company received a letter from FINRA stating that it had concluded its investigation without any findings.

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary. During the three months ended March 31, 2021 and 2020, the Company has paid Dr. Deller $5,000 and $12,000, respectively, in Relocation Adjustment payments to reimburse temporary housing costs.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of this report, the Company is not a party to any material pending legal proceedings or claims that the Company believes will have a material adverse effect on our business, financial condition or operating results.

Indemnification Agreements

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

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

To date the Company has altered its operations through working remotely and only maintaining essential personnel in its offices. This has not resulted in any major impact on the Company’s ability to conduct business.

Note 8 - The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $250,832 (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan is evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan is unsecured with a 2-year term, matures on May 7, 2022, and bears interest at a rate of 1.00% per annum. Under the terms of the PPP, the PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. In addition, up to the entire amount of principal and accrued interest may be forgiven to the extent the PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP (including that up to 75% of such loan funds are used for payroll). The Company submitted an application with the SBA for forgiveness in January 2021. Payments under this note have been deferred by the bank until the forgiveness status of the loan is ascertained. The Company used the entire PPP loan amount for designated qualifying expenses and has applied for forgiveness of the loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP loan and cross-defaults.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;

•	our limited operating history;

•	emerging competition and advancing technology in our industry that may outpace our technology;

•	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;

•	customer demand for the products and services we develop;

•	the impact of competitive or alternative products, technologies, and pricing;

•	our ability to manufacture any products we design;

•	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement and rules on foreign investment;

•	the impact of a cybersecurity incident or other technology disruption;

•	our ability to protect our intellectual property;

•	our ability to obtain adequate financing in the future;

•	our ability to retain and hire personnel with the experience and talent to develop our products and business;

•	general economic conditions and events and the impact they may have on us and our potential customers;

•	our ability to obtain adequate financing in the future to support our operations;

•	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K.

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency, and overall cost-effectiveness. Our ClearSign Core technology is currently in test furnace and field development. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $76,895,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $82.9 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

In order to mitigate the impact of the coronavirus pandemic we have significantly limited the personnel working full time in both our Seattle, Washington and Tulsa, Oklahoma offices to those providing services that cannot be provided remotely, including research and development activities. We also limit the in-person attendance of other employees to times when their interactions with others are necessary and can be done safely, and in compliance with the CDC guidelines. It is not possible to say what inefficiencies result from this working arrangement but is it probable that some projects have been prolonged or delayed as a result.

Our operations in China have also been impacted by the severity of the pandemic, which has prevented our USA based employees other than our President of ClearSign Asia from visiting the country. This has delayed progress on our product development and product demonstration and certification programs there and we do not know how long these delays will continue.

In addition to our own work, the work of our partners and suppliers has been, and continues to be affected resulting in delays to the delivery of materials and services, and has resulted in delays to our projects.

It is not possible at this time to estimate the full impact that the coronavirus pandemic will have on our business or on our potential customers, suppliers, or other business partners. However, the continued spread of the coronavirus, the measures taken by the governments of affected countries, actions taken to protect employees, the limitations placed on travel and border crossings, and the impact of the pandemic on various business activities in affected countries could adversely impact our operational results and financial condition.

In order to generate meaningful revenues, our technologies must be fully developed, gain market recognition and acceptance and develop a critical level of successful sales and product installations. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support research and development efforts, protect intellectual property, from relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that we will be successful in achieving our long-term plans, or that such plans, if consummated, will result in profitable operations or enable us to continue in the long-term as a going concern.

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

The Company’s contracts generally include progressive payments from the customer upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations, the projects can be recorded as revenue. For any contract in connection with which the Company is expected to incur costs in excess of the contact price, the Company accrues the estimated loss in full in the period such determination is made.

Contract Acquisition Costs and Practical Expedients. For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned. The Company records those costs within general and administrative expenses.

Product Warranties. The Company warrants all installed products against defects in materials and workmanship, and performance in accordance with operational guarantees, for a period specified in each contract by replacing failed or improperly performing parts. Accruals for product warranties are based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued liabilities in the balance sheets.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and 2020

Sales and Gross Profit.

The Company recognized revenue of $363,000 during the three months ended March 31, 2021 from the delivery of product under a burner contract with an infrastructure company that was delivered during the quarter and no revenue during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company recognized cost of goods sold of $250,000 from the burner contract. Additionally, the Company recognized $18,000 in cost of goods sold on a contract that the Company anticipates will show a loss upon completion and $8,000 in residual costs associated with a contract that was completed during 2020. The recognized cost of goods sold was offset by adjustments totaling $51,000 related to the reversal of accrual for product warranties that expired on three projects that were completed during 2018.

The Company did not record any cost of goods sold for the three months ended March 31, 2020.

Operating Expenses. Operating expenses, consisting of research and development (R&D) and general and administrative (G&A) expenses, increased by approximately $196,000, or approximately 10%, to $2,159,000 for the three-month period ended March 31, 2021, as compared to $1,963,000 for the three-month period ended March 31, 2020. The Company increased our R&D expenses by $16,000, or approximately 2%, to $826,000 for the three-month period ended March 31, 2021 as compared to $810,000 for the three-month period ended March 31, 2020. The increase in R&D expenses was due primarily to field testing and laboratory related costs. G&A expenses increased by $180,000, or approximately 16% to $1,333,000 in the three-month period ended March 31, 2021 as compared to $1,153,000 in the three-month period ended March 31, 2020, resulting primarily from increases in share-based compensation offset by reduced consulting services.

Net Loss. Primarily as a result of increased operating expenses, our net loss for the three-month period ended March 31, 2021 was $2,012,000 as compared to a net loss of $1,963,000 for the three month period ended March 31, 2020, resulting in an increase in net loss of $58,000 or approximately 3%.

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalent balance totaled $10,725,000 compared to $8,824,000 at December 31, 2020, an increase of $1,901,000. This increase resulted primarily from sales of common stock pursuant to the ATM. As of March 31, 2021, we had sold 940,748 shares of our common stock under the ATM program, including 190,748 shares that were sold as of March 31, 2021 but were not settled and issued until April 2021, at an average price of $4.93 per share for proceeds of $4.6 million, net of commissions and professional fees of approximately $100,000.

Based on our current plans, we have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of this report. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. Our development and general administrative costs are ongoing, and we expect to require additional funding to meet these expenses. To that end we may undertake offerings of our securities, debt financing, selling or licensing our developed intellectual or other property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on June 27, 2019 that was declared effective on July 12, 2019. The registration statement allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue streams increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner although, as noted above, the significant volatility in the capital markets relating to the ongoing spread of the coronavirus may negatively affect our ability to do so.

At March 31, 2021, our current assets were in excess of current liabilities resulting in working capital of $10,562,000 compared to $8,302,000 at December 31, 2020. The increase in working capital resulted primarily from approximately $3.4 million in net proceeds we received from an At-The-Market public offering of 940,748 shares of our common stock at an average price of $4.93 per share over the course of the quarter. Of these amounts, 190,748 shares representing net proceeds of approximately $1.1 million were sold as of March 31, 2021, but settled during April 2021. Additionally, the Company also received approximately $67,000 and $42,000 from the exercise of outstanding warrants and option awards during the quarter.

Operating activities for the three months ended March 31, 2021 resulted in cash outflows of $1,513,000 which were due primarily to the loss for the period of $2,021,000. The cash outflows were offset mainly by services paid with common stock and stock options of $629,000.

Investing activities for the three months ended March 31, 2021 resulted in cash outflows of $88,000 in disbursements for purchases of fixed assets and development of patents, compared to $78,000 in disbursements for development patents during the same period of 2020.

Financing activities for the three months ended March 31, 2021 resulted in cash inflows of approximately $3.4 million in net proceeds we received from our ATM program. Additionally, the Company also received approximately $67,000 and $42,000 from the exercise of outstanding Warrants and Option awards during the quarter, compared to no financing activities during the same period of 2020.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and our Chief Financial Officer (CFO) (principal financial and accounting officer), has concluded that, as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 which we filed with the Securities and Exchange Commission on March 31, 2021 and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2021, we issued 3,750 shares of common stock, having a per share value of $2.33, the closing price of our common stock on November 5, 2020, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended March 31, 2021. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+
101.INS	XBRL Instant Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+Furnished herewith

(1) Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.

(2) Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2020 filed with the Securities and Exchange Commission on November 13, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 17, 2021	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer

	By:	/s/ Brian G. Fike
Brian G. Fike
Chief Financial Officer