Form 10-Q
period 2021-06-30
ClearSign Technologies Corp
filed 2021-08-20
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of August 19, 2021, the issuer has 31,482,454 shares of common stock, par value $0.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,642,000	$8,824,000
Contract assets	108,000	92,000
Prepaid expenses and other assets, net	547,000	466,000
Total current assets	11,297,000	9,382,000
Fixed assets, net	676,000	427,000
Patents and other intangible assets, net	1,296,000	1,302,000
Other assets	10,000	10,000
Total Assets	$13,279,000	$11,121,000
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$448,000	$435,000
Current portion of lease liabilities	198,000	169,000
Accrued compensation and taxes	390,000	382,000
Contract liabilities	48,000	94,000
Total current liabilities	1,084,000	1,080,000
Long Term Liabilities:
Long term lease liabilities	454,000	249,000
Payroll protection program loan	—	251,000
Total liabilities	1,538,000	1,580,000
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 31,479,454 and 30,077,436 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	90,923,000	84,411,000
Accumulated deficit	(79,185,000)	(74,874,000)
Total stockholders' equity	11,741,000	9,540,000
Noncontrolling Interest	—	1,000
Total equity	11,741,000	9,541,000
Total Liabilities and Stockholders' Equity	$13,279,000	$11,121,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales	$—	$—	$363,000	$—
Cost of goods sold	505,000	(153,000)	730,000	(153,000)

Gross profit (loss)	(505,000)	153,000	(367,000)	153,000

Operating expenses:
Research and development, net of grants	472,000	418,000	1,298,000	1,228,000
General and administrative	1,565,000	1,171,000	2,898,000	2,324,000

Total operating expenses	2,037,000	1,589,000	4,196,000	3,552,000

Loss from operations	(2,542,000)	(1,436,000)	(4,563,000)	(3,399,000)

Other income:
Gain on forgiveness of debt	251,000	—	251,000	—
Other income	—	44,000	—	44,000
Interest income	—	1,000	—	1,000

Net loss	(2,291,000)	(1,391,000)	(4,312,000)	(3,354,000)
Net loss attributed to non-controlling interest	1,000	1,000	—	1,000
Net loss attributed to common stockholders	$(2,290,000)	$(1,390,000)	$(4,312,000)	$(3,353,000)

Net loss per share - basic and fully diluted	$(0.07)	$(0.05)	$(0.14)	$(0.13)

Weighted average number of shares outstanding - basic and fully diluted	31,314,816	26,712,294	30,922,871	26,709,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During The Six Months Ended June 30, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balances at December 31, 2020	30,077,436	$3,000	$84,411,000	$(74,874,000)	$9,540,000	$1,000	$9,541,000
Shares issued upon exercise of options ($1.90 per share)	1,250	—	2,000	—	2,000	—	2,000
Shares issued upon exercise of options ($3.80 per share)	9,375	—	36,000	—	36,000	—	36,000
Shares issued upon exercise of options ($1.21 per share)	3,000	—	4,000	—	4,000		4,000
Shares issued upon exercise of warrants ($1.80 per share)	37,500	—	67,000	—	67,000	—	67,000
Fair value of stock options issued for board service	—	—	210,000	—	210,000	—	210,000
Fair value of stock issued in payment of accrued compensation	64,439	—	217,000	—	217,000	—	217,000
Share based compensation	—	—	410,000	—	410,000	—	410,000
Shares issued through the use of At-The Market issuance	940,748	—	4,469,000	—	4,469,000	—	4,469,000
Proceeds receivable from At-The Market issuance	—	—	(1,076,000)	—	(1,076,000)	—	(1,076,000)
Shares issued for services ($2.33 per share)	3,750	—	9,000	—	9,000	—	9,000
Net loss	—	—	—	(2,021,000)	(2,021,000)	—	(2,021,000)
Balances at March 31, 2021	31,137,498	3,000	88,759,000	(76,895,000)	11,867,000	1,000	11,868,000

Shares issued upon exercise of options ($3.10 per share)	17,378	—	54,000	—	54,000	—	54,000
Shares issued upon exercise of options ($0.89 per share)	42,316	—	36,000	—	36,000	—	36,000
Shares issued upon exercise of options ($1.85 per share)	3,200	—	6,000	—	6,000	—	6,000
Shares issued upon exercise of options ($1.21 per share)	94,660	—	72,000	—	72,000	—	72,000
Shares issued upon exercise of options ($0.98 per share)	22,648	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	6,182	—	—	—	—	—	—
Fair value of stock options issued for board service	—	—	52,000	—	52,000	—	52,000
Share based compensation	—	—	19,000	—	19,000	—	19,000
Shares issued through the use of At-The Market issuance	151,822	—	1,916,000	—	1,916,000	—	1,916,000
Shares issued for services ($2.33 per share)	3,750	—	9,000	—	9,000	—	9,000
Net loss				(2,290,000)	(2,290,000)	(1,000)	(2,291,000)
Balances at June 30, 2021	31,479,454	$3,000	$90,923,000	$(79,185,000)	$11,741,000	$—	$(11,741,000)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	2,500	—	2,000	—	2,000	—	2,000
Fair value of stock options issued in payment of accrued compensation	—	—	215,000	—	215,000	—	215,000
Fair value of stock options issued for board service	—	—	53,000	—	53,000	—	53,000
Share based compensation	—	—	80,000	—	80,000	—	80,000
Net loss	—	—	—	(1,963,000)	(1,963,000)	—	(1,963,000)
Balances at March 31, 2020	26,709,761	3,000	77,560,000	(69,953,000)	7,610,000	3,000	7,613,000

Shares issued for services ($1.03 per share)	2,500	—	3,000	—	3,000	—	3,000
Shares issued upon exercise of stock options ($1.90 per share)	5,000	—	10,000	—	10,000	—	10,000
Shares issued upon exercise of stock options ($.89 per share)	14,000	—	12,000	—	12,000	—	12,000
Fair value of stock options issued for board service	—	—	34,000	—	34,000	—	34,000
Share based compensation	—	—	61,000	—	61,000	—	61,000
Net loss	—	—	—	(1,390,000)	(1,390,000)	(1,000)	(1,391,000)
Balances at June 30, 2020	26,731,261	$3,000	$77,680,000	$(71,343,000)	$6,340,000	$2,000	$6,342,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,312,000)	$(3,354,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	18,000	5,000
Share based compensation	691,000	238,000
Depreciation and amortization	92,000	108,000
Estimated losses on contracts	574,000	—
Gain on forgiveness of Payroll Protection Program loan	(251,000)	—
Change in operating assets and liabilities:
Contract assets	(590,000)	(28,000)
Prepaid expenses and other assets	(81,000)	(137,000)
Accounts payable and accrued liabilities	6,000	(144,000)
Accrued compensation and taxes	225,000	277,000
Contract liabilities	(46,000)	(2,000)
Net cash used in operating activities	(3,674,000)	(3,037,000)
Cash flows from investing activities:
Acquisition of fixed assets	(25,000)	—
Disbursements for patents and other intangible assets	(69,000)	(116,000)
Net cash used in investing activities	(94,000)	(116,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,309,000	—
Proceeds from exercise of stock options and warrants	277,000	22,000
Proceeds from Payroll Protection Program loan		251,000
Net cash provided by financing activities	5,586,000	273,000

Net change in cash and cash equivalents	1,818,000	(2,880,000)
Cash and cash equivalents, beginning of period	8,824,000	8,552,000
Cash and cash equivalents, end of period	$10,642,000	$5,672,000

Supplemental disclosure of non-cash operating activities:

During the six months ended June 30, 2021, the Company issued stock options to purchase a total of 64,439 shares of common stock to its officers and employees in satisfaction of $217,000 of accrued compensation at December 31, 2020.

During the year ended December 31, 2020, the Company issued stock options to purchase a total of 444,161 shares of common stock to its officers and employees in satisfaction of $205,000 of accrued compensation at December 31, 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

The Company has historically financed its operations primarily through issuances of equity securities, including $5.5 million in gross proceeds raised from its At-The-Market stock in which the Company issued a total of 1,092,570 shares of common stock at an average price of $5.03 per share during the six months ended June 30, 2021. Cost associated with the offering totaled approximately $190,000 and the Company received net cash proceeds approximating $5.3 million.

The Company has incurred losses since its inception totaling $79,185,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company's ability to raise additional capital.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements as of that date.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized in accordance with ASC 606 in accordance with the non-refundable performance obligations which are laid out in each sales order.

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

Contract Acquisition Costs and Practical Expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when incurred. The Company records those costs within general and administrative expenses.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship, and shortcomings in performance compared to contractual guarantees for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical warranty experience and current product performance trends and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes on the balance sheet at the time of lease inception or modification a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of 1 year or less are recognized on a straight-line basis over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective lease assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over two to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Third-party expenses related to patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to establish fair value are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Foreign Operations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 include assets amounting to approximately $110,000 and $103,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at June 30, 2021. The Company accounts for this noncontrolling interest pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing the loss to common stockholders in aggregate by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2021 and 2020, potentially dilutive shares outstanding amounted to 3,309,651 and 2,755,744, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
	2021	2020
Machinery and equipment	$720,000	$720,000
Office furniture and equipment	180,000	180,000
Leasehold improvements	186,000	149,000
Right of use asset-operating leases	1,234,000	1,024,000
	2,320,000	2,073,000
Accumulated depreciation and amortization	(1,644,000)	(1,657,000)
	676,000	416,000
Construction in progress	—	11,000
	$676,000	$427,000

The Company has a triple net operating lease for office and laboratory space in Seattle, Washington with a term that initially ended in March 2020 with rent of approximately $12,000 per month plus triple net operating costs. The Company also has a triple net operating lease for office space in Tulsa, Oklahoma with a term that initially ended in August 2019 and monthly rent of approximately $2,000 per month plus triple net operating costs. Both leases included lessee renewal options for three years at the then prevailing market rate. Effective as of July and August 2019, the Company exercised the options to renew both the Seattle lease and the Tulsa lease for three years. The new term of the Seattle lease began in April 2020 and included rent abatement for April and May 2020, although the Company was responsible for its proportionate share of expenses and taxes. For the period beginning on June 1, 2020 through March 2021, the Company paid a monthly rent of approximately $13,500 and, beginning on April 1, 2021, paid a monthly rent of approximately $13,900. The monthly rent will increase on the first day of April of each succeeding year by approximately 3% until the end of the term in May 2023. The rent for the Tulsa lease was approximately $2,300 per month through August 2022 with an annual 2.5% increase. However, in January 2021, the lease was amended for a larger office space in the same building. The amended lease terms commenced in April 2021, and expires in September 2027. The new rent amount for the Tulsa lease will be approximately $5,100 a month with an annual 2.5% increase. The Company has an operating lease for office space in Beijing, China through November 2020 with a monthly rent of approximately $6,000. It was renewed through May 2022, and is being treated as a short term lease with a monthly rent of approximately $4,500.

Lease costs for the three and six months ended June 30, 2021 and 2020 and other quantitative disclosures are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$50,000	$61,000	$123,000	$96,000
Short-term lease cost	14,000	—	—	19,000
Total lease cost	$64,000	$61,000	$123,000	$115,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$124,000

For operating lease:
Weighted average remaining lease term (in years)		4.31
Weighted average discount rate		5.94%

Minimum future payments under the Company’s leases at June 30, 2021 and their application to the corresponding lease liabilities are as follows:

	Discounted lease	Payments due under
	liability payments	lease agreements
2021 (remaining 6 months)	$96,000	$114,000
2022	207,000	233,000
2023	122,000	136,000
2024	54,000	65,000
2025	59,000	66,000
Thereafter	114,000	118,000
Total	$652,000	$732,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
	2021	2020
Patents
Patents pending	$795,000	$731,000
Issued patents	883,000	883,000
	1,678,000	1,614,000
Trademarks
Trademarks pending	111,000	105,000
Registered trademarks	23,000	23,000
	134,000	128,000
Other	8,000	8,000
	1,820,000	1,750,000
Accumulated amortization	(524,000)	(448,000)
	$1,296,000	$1,302,000

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2021 is estimated as follows (unaudited):

2021 (remaining 6 months)	76,000
2022	125,000
2023	91,000
2024	63,000
2025	27,000
$382,000

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized no revenue during the three months ended June 30, 2021 and $363,000 during the six months ended June 30, 2021 from the completion and delivery of a multi burner product contract with an infrastructure company. There was no revenue during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2021, the Company recognized cost of goods sold of $505,000 and $730,000 respectively. Cost of sales during the three months ended June 30, 2021 consisted of $556,000 in estimated losses on two contracts that the Company anticipates will show losses upon completion. This was offset by adjustments totaling $35,000 related to the reversal of an accrual for product warranty that expired on a completed project from the year 2018 and $16,000 in adjustments for residual cost accruals. Cost of sales during the six months ended June 30, 2021 consisted of cost of goods sold of $250,000, including a $36,000 warranty accrual, recorded upon completion of the burner contract and $574,000 in estimated losses on two contracts that the Company anticipates will show losses upon completion. The recognized cost of goods sold was offset by adjustments totaling $86,000 related to the reversals of accruals for product warranties that expired on four completed projects from the year 2018 and $8,000 in adjustments for residual cost accruals. The Company recognized an adjustment to cost of goods sold totaling $153,000 during the three and six months ended June 30, 2020 representing the reversal of accruals for product warranties that expired on six completed projects from years 2016 and 2017.

The Company had contract assets of $108,000 and $92,000 and contract liabilities of $48,000 and $94,000 at June 30, 2021 and December 31, 2020, respectively.

Note 6 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

During the six months ended June 30, 2021, the Company issued common stock pursuant to our At-The-Market Offering Sales Agreement, dated December 23, 2020, with Virtu Americas LLC, as sales agent pursuant to which it may sell shares of common stock with an aggregate offering price of up to $15,000,000 (the “ATM”). As of June 30, 2021, the Company had sold 1,092,570 shares of our common stock under the ATM program, at an average price of $5.03 per share. Gross proceeds totaled approximately $5.5 million and net cash proceed was approximately $5.3 million.

Equity Incentive Plan

On June 17, 2021 the Company’s shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “Plan”) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of June 30, 2021 the number of shares of common stock reserved for issuance under the Plan totaled 3,125,466 plus 3,381,369 shares of common stock subject to issued and outstanding awards under the 2011 Equity Incentive Plan (“2011 Plan”), which expired in January 2021.

During the six months ended June 30, 2021, the Company granted stock options for the purchase of an aggregate 885,000 shares of common stock to employees from the 2011 Plan. 80,000 of these options were awarded for 2020 bonuses in lieu of cash and the expense of $192,000 was recorded during the year ended December 31, 2020. The remaining 805,000 options were awarded during the six months ended June 30, 2021 with vesting dependent on the achievement of certain performance objectives. The fair values of these options totaled $1.9 million. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Employee Awards	2021
Expected life	5.75	years
Weighted average volatility	94%
Forfeiture rate	0%
Weighted average risk-free interest rate	0.47%
Expected dividend rate	0%

Outstanding stock option awards at June 30, 2021 and December 31, 2020 totaled 3,309,651 shares and 2,697,119 shares, respectively, with the right to purchase 2,518,403 shares and 2,379,752 shares being vested and exercisable at June 30, 2021 and December 31, 2020, respectively. The recognized compensation expense associated with stock option awards for the three and six months ended June 30, 2021 and 2020 totaled $19,000 and $429,000 and $48,000 and $115,000 respectively. At June 30, 2021, there was $182,000 of total unrecognized compensation cost related to performance incentive awards that are probable of vesting and another $1.3 million in performance incentive awards that are currently deemed as not probable of vesting related to share based compensation arrangements awarded under the prior Plan. The cost of the awards in which vesting was assessed as probable is expected to be recognized over a weighted average period of 1 year. Awards for which vesting was assessed as not probable will be reassessed at the end of each reporting period. The intrinsic value of outstanding stock options was $8.1 million at June 30, 2021.

The Company’s directors are compensated solely in stock option awards for services rendered in the first quarter of 2021. In addition to being compensated for their services as directors, individual directors are also compensated for committee membership, for services as a committee chair and for services as a lead director. On January 22, 2021 and July 28, 2021, the Company awarded from the Plan to certain directors’ stock options for the purchase of 79,500 shares of common stock as payment for services rendered to the Company in the first quarter of 2021. The stock options have an exercise price based on the grant date fair value, which was $3.97 for 62,500 shares and $4.15 for 17,000 shares. All of the options have a contractual life of 10 years. The recognized compensation expense associated with director stock option awards for the three and six months ended June 30, 2021 and 2020 totaled $52,000 and $262,000 and $34,000 and $87,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Director Awards	2021
Weighted average expected life	8.93	years
Weighted average volatility	90%
Forfeiture rate	0%
Weighted average risk-free interest rate	1.02%
Expected dividend rate	0%

Restricted Stock Units

On July 28, 2021, the Company approved compensation for board service to be paid to its independent directors in restricted stock units (“RSUs”) that will be awarded from the 2021 Plan.  Such compensation will be on a quarterly basis beginning in the second quarter of 2021 through the end of 2021.  For second quarter services, the fair value of the RSUs aggregated to $84,000, which was recorded in general and administrative expense and accounts payable and accrued liabilities as of and for the three months ended June 30, 2021. The quantity of these RSUs issued will be determined using the closing price of the Company’s common stock two days after its second quarter 10-Q is filed.

Stock Grants

During the six months ended June 30, 2021, the Company issued 64,439 shares of common stock with a fair value of $3.37 per share to its employees. These shares were issued for payment of 2020 bonuses in lieu of cash and the expense of $217,000 was recorded during the year ended December 31, 2020.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the Consultant Plan) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on June 30, 2021 totaled 297,719 with 215,719 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for contracted services performed during the period from August 13, 2019 to August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000, which the Company recognized on a quarterly pro-rated basis as to 2,500 shares in general and administrative expense. The contract was renewed, and the consultant was granted an additional 15,000 shares for services performed from September 1, 2020 through August 31, 2021. The fair value of the stock at the time of grant was $2.33 per share for a total value of $35,000, which the Company is recognizing 3,750 shares in general and administrative expense on a quarterly pro-rated basis. The Consultant Plan expense for the three and six months ended June 30, 2021 and 2020 was $9,000 and $18,000, and $3,000 and $5,000 respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. In January, 2019 the Company granted options for the purchase of 600,000 shares of common stock to its President and Chief Executive Officer as an inducement to accept the Company’s offer of employment (See Note 7.) The stock options have exercise prices at the award date with fair values ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and that vest over 2 years. Of these options to purchase 600,000 shares of common stock, an option to purchase 258,618 shares of common stock was issued from the Plan and is accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares of common stock were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for each of the three and six months ended June 30, 2021 and 2020 was $0 and $13,000 and $13,000 and $26,000, respectively. There is no remaining unrecognized compensation expense associated with these awards.

Warrants

During the six months ended June 30, 2021, 37,500 warrants were redeemed at an exercise price of $1.80 per share and 42,500 expired. As of June 30, 2021 the Company had no warrants outstanding for the purchase of shares of common stock.

Note 7 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and will vest as follows: the right to purchase one-third of the shares of common stock subject to the option vested on the Effective Date; the right to purchase one-third of the shares will vest on the first anniversary of the grant date; and the right to purchase one-third of the shares will vest on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s move from Tulsa, Oklahoma to Seattle, Washington, including reasonable expenses related to the sale of his home in Tulsa. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has also agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary. During the six months ended June 30, 2021 and 2020, the Company has paid Dr. Deller $16,000 and $18,000, respectively, in Relocation Adjustment payments to reimburse temporary housing costs.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the rest of the world. The ultimate extent of the impact of COVID-19 on the financial performance of the Company will depend on future developments, including, among other things, the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted. The outbreak of COVID-19 has already caused significant disruptions to the global financial markets which may impact the Company's ability to raise additional capital on acceptable terms or at all. If the financial markets and/or the overall economy are impacted for an extended period, the Company's operating results may be materially and adversely affected.

Note 8 - The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $250,832 (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan was evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan was unsecured with a 2-year term, matures on May 7, 2022, and bore interest at a rate of 1.00% per annum. The Company submitted an application with the SBA for forgiveness in January 2021. Payments under this note have been deferred by the bank until the forgiveness status of the loan is ascertained. During the first half of 2021, the Company received documentation from the Small Business Administration stating that this loan had been forgiven in full. As a result, the Company recorded a $251,000 gain on forgiveness of this loan during the three and six months ended June 30, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our limited operating history;
●	emerging competition and advancing technology in our industry that may outpace our technology;
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies, and pricing;
●	our ability to manufacture any products we design;
●	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement and rules on foreign investment;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our ability to obtain adequate financing in the future to support our operations;
●	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;
●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred losses since inception totaling $79,185,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $84.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets and particularly in the company share price may negatively affect our ability to do so.

Our operations in China have been impacted by the severity of the COVID-19 pandemic, which has prevented our USA based employees other than our President of ClearSign Asia from visiting the country. This has delayed progress on our product development and product demonstration and certification programs there and we do not know how long these delays will continue.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, the rental of test equipment and operating personnel, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly traded technology company. We currently have 14 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur ongoing consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current levels.

The amount that we spend for any specific purpose may vary significantly, and could depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our sales and marketing strategies.

Research, development, and commercial acceptance of new technologies are, by their nature, unpredictable.  Although we undertake development and commercialization efforts with reasonable diligence, there can be no assurance that the net proceeds from our securities offerings will be sufficient to enable us to develop our technology to the extent needed to create sufficient future sales to sustain operations.  If the net proceeds from these offerings are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on equity offerings, debt financing, co-development agreements, sale or licensing of developed intellectual or other property, or other alternatives.

We cannot assure that our technologies will be accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing, and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts or to otherwise severely curtail, or even to cease, our operations.

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

Revenue Recognition and Cost of Goods Sold. The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized in accordance with ASC 606 and in accordance with the non-refundable performance obligations which are laid out in each sales order.

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

Product Warranties. The Company warrants all installed products against defects in materials and workmanship, and performance in accordance with operational guarantees, for a period specified in each contract by replacing failed or improperly performing parts. Accruals for product warranties are based on historical warranty experience and current product performance trends and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Sales and Gross Profit.

The Company recognized no revenue during the three months ended June 30, 2021 and $363,000 during the six months ended June 30, 2021, from the completion and delivery of product under a multi burner supply contract with an infrastructure company. There was no revenue during the three and six months ended June 30, 2020.

The Company recorded cost of goods sold for the three months ended June 30, 2021 of $505,000 and ($153,000) for three months ended June 30, 2020. The Company recorded cost of goods sold of $730,000 during the six month period ended June 30, 2021 compared to ($153,000) for the six month period ended June 30, 2020. The cost of goods sold for the three and six months ended June 30 2021 predominantly resulted from the final stage optimization and preliminary demonstration of our process burner technology for the ExxonMobil technology validation project. The negative costs of goods sold for the three and six months ended June 30, 2020 of ($153,000) resulted from reversals of accruals for product warranties that expired during Q2 2020.

Operating Expenses. Operating expenses, consist of research and development (R&D) and general and administrative (G&A) expenses.These are addressed separately below.

R&D expenses increased $54,000 or approximately 13% to $472,000 for the three-month period ended June 30, 2021 as compared to $418,000 for the three month period ended June 30, 2020. R&D expenses for the six month period ended June 30, 2021 were $1,298,000 as compared to $1,228,000 for the six month period ended June 30, 2020 an increase of $70,000 or approximately 6%. This was mainly due to expenditures necessary for the commercialization of our fire tube boiler burner technology and included cost to fabricate and install a 125hp production burner in a demonstration and rental boiler in California with our collaborative partner California Boiler.

G&A expenses increased by $394,000, or approximately 34% to $1,565,000 in the three-month period ended June 30, 2021 as compared to $1,171,000 in the three-month period ended June 30, 2020, G&A expenses increased by $574,000 or approximately 25% to $2,898,000 for the six month period ended June 30, 2021 as compared to $2,324,000 for the six month period ended June 30, 2020. This increase was due to a combination of changes in the valuation of equity based director compensation and option based employee incentive awards, increased fees for professional services associated with the need for temporary professional staff and recruitment costs to enhance our finance function and aid the upcoming transition to a Tulsa based team, and increases in office rent and corporate insurance premiums. Both the three month and six month periods ended June 2021 also include the severance accrual of $100,000 related to the separation agreement signed by Mr. Fike, our CFO.

Net Loss. Primarily as a result of increased operating expenses, our net loss for the three-month period ended June 30, 2021 was $2,291,000 as compared to a net loss of $1,391,000 for the three month period ended June 30, 2020, resulting in an increase in net loss of $900,000 or approximately 65%. Net loss for the six-month period ended June 30, 2021 was $4,312,000 compared to $3,354,000 for the six month period ended June 30, 2020. This increase is a combination of the increase to our operating expense, and costs of goods sold as described above.

Liquidity and Capital Resources

At June 30, 2021, our cash and cash equivalent balance totaled $10,642,000 compared to $8,824,000 at December 31, 2020, an increase of $1,818,000. This increase is primarily from sales of common stock pursuant to an At-The-Market (“ATM”) public offering. During the three month period ended June 30, 2021, we sold 151,822 shares of our common stock under the ATM program at an average price of $5.65 per share, resulting in total gross proceeds of approximately $900,000 and net cash proceeds of approximately $840,000. As of June 30, 2021, we sold an aggregate of 1,092,570 shares of our common stock under the ATM program. Total gross proceeds of $5.5 million was raised at an average price of $5.03 per share under the ATM program during the six month period ended June 30, 2021. As of June 30, 2021, costs associated with the offering totaled approximately $0.2 million and the Company received net cash proceeds approximating $5.3 million.

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

At June 30, 2021, our current assets were in excess of current liabilities resulting in working capital of $10,213,000 compared to $8,302,000 at December 31, 2020. The increase in working capital is primarily from approximately $5.3 million in net proceeds we received from the ATM offering of 1,092,570 shares of our common stock at an average price of $5.03 per share during the six months ended June 30, 2021. Additionally, the Company also received approximately $277,000 from the exercise of option awards during the six months ended June 30, 2021.

Operating activities for the six months ended June 30, 2021 resulted in cash outflows of $3,674,000 which was due primarily to the loss for the period of $4,312,000. The cash outflows were offset primarily by non-cash expense and losses of $666,000 and services paid with common stock and stock options of $709,000. Operating activities for the six months ended June 30, 2020 resulted in cash outflows of $3,037,000 which were due primarily to the loss for the period of $3,354,000. The cash outflows were offset primarily by non-cash expense of $108,000 and services paid with common stock and stock options of $243,000.

Investing activities for the six months ended June 30, 2021 resulted in cash outflows of $94,000 in disbursements for purchases of fixed assets and development of patents, compared to $116,000 in disbursements for development patents during the same period of 2020.

Financing activities for the six months ended June 30, 2021 resulted in cash inflows of approximately $5.3 million in net proceeds we received from the issuance of common stock through our ATM program. Additionally, the Company received approximately $277,000 from the exercise of outstanding stock options and warrants during the six months ended June 30, 2021. Financing activities for the six months ended June 30, 2020 resulted in cash inflows of $251,000 from PPP loan funding and $22,000 in proceeds from exercise of stock options.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and Interim Chief Financial Officer (CFO) (principal financial and accounting officer), has assessed and concluded that, as of June 30, 2021, a material weakness exists in the Company’s internal control over financial reporting related to the ability to record transactions in the accounting records and preparation of financial statements that are in compliance with U.S. Generally Accepted Accounting Principles (“US GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. Management arrived at such conclusion after numerous adjustments were recorded after the close of the Company’s books of record and preparation of the financial statements. These adjustments related to misstatements of prepaid and accrued expenses, stock-based compensation, revenue contracts, and construction in progress assets.

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we are taking the following remediation measures:

●	We have reassessed and are continuing to reassess our accounting procedures and, as part of the financial reporting process, are implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.
●	We are adding appropriate resources to ensure that such procedures are implemented and adequate reviews are performed.

Our CEO, along with other key members of management, are and will be active participants in these remediation processes and such processes will be subject to audit committee oversight. We believe these steps will improve the effectiveness of our internal control over financial reporting. In addition, as our CFO recently passed away, we are actively engaged in hiring a new CFO and controller both of whom will continue to strengthen and oversee the evolution of our procedures. While we plan to take the above steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

PART II-OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 which we filed with the Securities and Exchange Commission on March 31, 2021 and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date.

We have identified a material weakness in our internal control over financial reporting for the quarterly period ended June 30, 2021 as described above in Item 4 Controls and Procedures.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness by use of supplementary checklists and as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information. The Company additionally plans to add appropriate resources to ensure that such procedures are implemented and adequate reviews are performed. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate. Maintaining effective internal controls has been and will continue to be costly and may divert management’s attention.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2021, we issued 3,750 shares of common stock, having a per share value of $2.33, the closing price of our common stock on November 5, 2020, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended June 30, 2021. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended (2)
10.1*,**	Letter Agreement dated April 20, 2021 by and between the Company and Brian G. Fike
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1+	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer+
101.INS*	Inline XBRL Instant Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

+Furnished herewith

**Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2020 filed with the Securities and Exchange Commission on November 13, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 20, 2021	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer and Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)