Form 10-Q
period 2021-09-30
ClearSign Technologies Corp
filed 2021-11-12
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of November 12, 2021, the issuer has 31,574,704 shares of common stock, par value $0.0001, issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and, 2020	2

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three month periods during the nine months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	SIGNATURES	30

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,841,000	$8,824,000
Contract assets	—	92,000
Prepaid expenses	390,000	268,000
Other current assets	65,000	198,000
Total current assets	9,296,000	9,382,000
Fixed assets, net	657,000	427,000
Patents and other intangible assets, net	942,000	1,302,000
Other assets	10,000	10,000
Total Assets	$10,905,000	$11,121,000
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$274,000	$435,000
Current portion of lease liabilities	202,000	169,000
Accrued compensation and taxes	606,000	382,000
Contract liabilities	—	94,000
Total current liabilities	1,082,000	1,080,000
Long Term Liabilities:
Long term lease liabilities	403,000	249,000
Payroll protection program loan	—	251,000
Total liabilities	1,485,000	1,580,000
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 31,574,704 and 30,077,436 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,000	3,000
Additional paid-in capital	90,955,000	84,411,000
Accumulated deficit	(81,538,000)	(74,874,000)
Total ClearSign Technologies Corporation stockholders' equity	9,420,000	9,540,000
Noncontrolling Interest	—	1,000
Total stockholders' equity	9,420,000	9,541,000
Total Liabilities and Stockholders' Equity	$10,905,000	$11,121,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	$190,000	$—	$553,000	$—
Cost of goods sold	278,000	180,000	1,008,000	27,000

Gross loss	(88,000)	(180,000)	(455,000)	(27,000)

Operating expenses:
Research and development, net of grants	1,138,000	362,000	2,436,000	1,590,000
General and administrative	1,131,000	1,135,000	4,029,000	3,459,000

Total operating expenses	2,269,000	1,497,000	6,465,000	5,049,000

Loss from operations	(2,357,000)	(1,677,000)	(6,920,000)	(5,076,000)

Other income:
Gain on forgiveness of debt	—	—	251,000	—
Other income	4,000	—	4,000	44,000
Interest income	—	—	—	1,000

Net loss	(2,353,000)	(1,677,000)	(6,665,000)	(5,031,000)
Net loss attributed to non-controlling interest	—	—	(1,000)	(1,000)
Net loss attributed to common stockholders	$(2,353,000)	$(1,677,000)	$(6,664,000)	$(5,030,000)

Net loss per share - basic and fully diluted	$(0.07)	$(0.06)	$(0.21)	$(0.19)

Weighted average number of shares outstanding - basic and fully diluted	31,491,174	27,839,597	31,114,769	27,089,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During The Nine Months Ended September 30, 2021 and 2020

			Additional		Total ClearSign		Total
	Common Stock		Paid-In	Accumulated	Technologies Corporation	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Stockholders’ Equity	Interest	Equity

Balances at December 31, 2020	30,077,436	$3,000	$84,411,000	$(74,874,000)	$9,540,000	$1,000	$9,541,000
Shares issued upon exercise of options ($1.90 per share)	1,250	—	2,000	—	2,000	—	2,000
Shares issued upon exercise of options ($3.80 per share)	9,375	—	36,000	—	36,000	—	36,000
Shares issued upon exercise of options ($1.21 per share)	3,000	—	4,000	—	4,000		4,000
Shares issued upon exercise of warrants ($1.80 per share)	37,500	—	67,000	—	67,000	—	67,000
Fair value of stock options issued for board service	—	—	210,000	—	210,000	—	210,000
Fair value of stock issued in payment of accrued compensation	64,439	—	217,000	—	217,000	—	217,000
Share based compensation	—	—	410,000	—	410,000	—	410,000
Shares issued through the use of At-The Market issuance	940,748	—	4,469,000	—	4,469,000	—	4,469,000
Proceeds receivable from At-The Market issuance	—	—	(1,076,000)	—	(1,076,000)	—	(1,076,000)
Shares issued for services ($2.33 per share)	3,750	—	9,000	—	9,000	—	9,000
Net loss	—	—	—	(2,021,000)	(2,021,000)	—	(2,021,000)
Balances at March 31, 2021	31,137,498	3,000	88,759,000	(76,895,000)	11,867,000	1,000	11,868,000

Shares issued upon exercise of options ($3.10 per share)	17,378	—	54,000	—	54,000	—	54,000
Shares issued upon exercise of options ($0.89 per share)	42,316	—	36,000	—	36,000	—	36,000
Shares issued upon exercise of options ($1.85 per share)	3,200	—	6,000	—	6,000	—	6,000
Shares issued upon exercise of options ($1.21 per share)	94,660	—	72,000	—	72,000	—	72,000
Shares issued upon exercise of options ($0.98 per share)	22,648	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	6,182	—	—	—	—	—	—
Fair value of stock options issued for board service	—	—	52,000	—	52,000	—	52,000
Share based compensation	—	—	19,000	—	19,000	—	19,000
Shares issued through the use of At-The Market issuance	151,822	—	1,916,000	—	1,916,000	—	1,916,000
Shares issued for services ($2.33 per share)	3,750	—	9,000	—	9,000	—	9,000
Net loss	—	—	—	(2,290,000)	(2,290,000)	(1,000)	(2,291,000)
Balances at June 30, 2021	31,479,454	3,000	90,923,000	(79,185,000)	11,741,000	—	11,741,000

Shares issued upon exercise of options ($0.89 per share)	21,500	—	19,000	—	19,000	—	19,000
Shares issued upon exercise of options ($1.21 per share)	65,000	—	79,000	—	79,000	—	79,000
Shares issued upon exercise of options ($1.90 per share)	5,000	—	10,000	—	10,000	—	10,000
Shares issued for services ($2.33 per share)	3,750	—	9,000	—	9,000	—	9,000
Net reversal of share based compensation (Note 6)	—	—	(85,000)	—	(85,000)	—	(85,000)
Net Loss	—	—	—	(2,353,000)	(2,353,000)	—	(2,353,000)
Balances at September 30, 2021	31,574,704	$3,000	$90,955,000	$(81,538,000)	$9,420,000	$—	$9,420,000

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2019	26,707,261	$3,000	$77,210,000	$(67,990,000)	$9,223,000	$3,000	$9,226,000

Shares issued for services ($1.03 per share)	2,500	—	2,000	—	2,000	—	2,000
Fair value of stock options issued in payment of accrued compensation	—	—	215,000	—	215,000	—	215,000
Fair value of stock options issued for board service	—	—	53,000	—	53,000	—	53,000
Share based compensation	—	—	80,000	—	80,000	—	80,000
Net loss	—	—	—	(1,963,000)	(1,963,000)	—	(1,963,000)
Balances at March 31, 2020	26,709,761	3,000	77,560,000	(69,953,000)	7,610,000	3,000	7,613,000

Shares issued for services ($1.03 per share)	2,500	—	3,000	—	3,000	—	3,000
Shares issued upon exercise of stock options ($1.90 per share)	5,000	—	10,000	—	10,000	—	10,000
Shares issued upon exercise of stock options ($0.89 per share)	14,000	—	12,000	—	12,000	—	12,000
Fair value of stock options issued for board service	—	—	34,000	—	34,000	—	34,000
Share based compensation	—	—	61,000	—	61,000	—	61,000
Net loss	—	—	—	(1,390,000)	(1,390,000)	(1,000)	(1,391,000)
Balances at June 30, 2020	26,731,261	3,000	77,680,000	(71,343,000)	6,340,000	2,000	6,342,000

Shares issued for services ($1.03 per share)	2,500	—	3,000	—	3,000		3,000
Exercised Options ($1.00 per share)	65,000	—	65,000	—	65,000		65,000
Exercised Options ($0.89 per share)	2,500	—	2,000	—	2,000		2,000
Secondary Offering ($2.00 per share)	3,241,925	—	6,053,000	—	6,053,000		6,053,000
Fair value of stock options issued for board service	—	—	122,000	—	122,000		122,000
Share based compensation	—	—	61,000	—	61,000		61,000
Net loss	—	—	—	(1,677,000)	(1,677,000)		(1,677,000)
Balances at September 30, 2020	30,043,186	$3,000	$83,986,000	$(73,020,000)	$10,969,000	$2,000	$10,971,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months ended September 30,
	2021	2020
Cash Flows from operating activities:
Net Loss	$(6,665,000)	$(5,031,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	27,000	8,000
Share based compensation	606,000	421,000
Depreciation and amortization	215,000	158,000
Impairment of intangible assets	236,000	—
Gain on forgiveness of Payroll Protection Program Loan	(251,000)	—
Change in operating assets and liabilities:
Contract assets	92,000	(198,000)
Prepaid expenses	(122,000)	(78,000)
Other assets	133,000	31,000
Accounts payable and accrued liabilities	(160,000)	65,000
Accrued compensation and taxes	441,000	483,000
Contract liabilities	(94,000)	(2,000)
Net cash used in operating activities	(5,542,000)	(4,143,000)

Cash Flows from investing activities:
Acquisition of fixed assets	(66,000)	(4,000)
Disbursements for patents and other intangible assets	(69,000)	(151,000)
Net cash used in investing activities	(135,000)	(155,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,309,000	6,053,000
Proceeds from exercise of stock options and warrants	385,000	89,000
Proceeds from Payroll Protection Program loan	—	251,000
Net cash provided by financing activities	5,694,000	6,393,000

Net increase in cash and cash equivalents	17,000	2,095,000
Cash and cash equivalents, beginning of period	8,824,000	8,552,000
Cash and cash equivalents, end of period	$8,841,000	$10,647,000

Supplemental disclosure of non-cash operating activities:

During the nine months ended September 30, 2021, the Company issued stock options to purchase a total of 64,439 shares of common stock to its officers and employees in satisfaction of $217,000 of accrued compensation at December 31, 2020.

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

The Company has historically financed its operations primarily through issuances of equity securities including $5,500,000 in gross proceeds raised from its At-The-Market program in which the Company issued a total of 1,092,570 shares of common stock at an average price of $5.03 per share during the nine months ended September 30, 2021. Costs associated with the At-The-Market program totaled approximately $190,000 and the Company received net cash proceeds approximating $5,300,000.

The Company has incurred losses since its inception totaling $81,538,000 and expects to experience operating losses and negative cash flows for the foreseeable future. Additionally, the outbreak of COVID-19 has caused significant disruptions to the global financial markets which could impact the Company's ability to raise additional capital.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and collectability is determined, revenue is recorded. For any contract that is expected to incur costs in excess of the contract price, the Company accrues the estimated loss in full in the period such determination is made.

The Company’s contracts with customers contain no variable considerations or incentives or discounts that would cause revenue to be allocated or adjusted over time. Therefore, no separate methods of evaluating the contracts other than consideration of the price and achievement of the performance objectives, were used in satisfying revenue recognition requirements of ASC 606.

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

Product Warranties

The Company warrants all installed products against defects in materials and workmanship, and shortcomings in performance compared to contractual guarantees for a period specified in each contract. Accruals for product warranties are based on expected warranty experience and current product performance trends which are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs during the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Cash is maintained with a commercial bank where accounts are generally guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may at times exceed this limit. The Company also maintains a cash balance in China which is insured up to $77,000 (500,000RMB). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the contractual invoiced amount. An allowance for doubtful accounts is established, as necessary, based on past experience and management’s judgment. The determination of the collectability of amounts due from customers require the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company may establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole.

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes a right-of-use asset and a lease liability measured at the present value of the lease payments at the time of the lease inception or modification. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Leases with a term of 1 year or less are considered short term leases with rent expense recognized over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective lease assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over three to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Third-party expenses related to patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent and trademark applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no continuing value in current business activity. We evaluate the recoverability of the carrying values of intangible assets on a recurring basis.

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents, and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected from the use and eventual disposition of the assets. In the event an asset is not fully recoverable a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Losses on long-lived assets to be disposed of is determined in a similar manner, except those fair values are reduced for the cost of disposal.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to establish fair value are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received from strategic partners in cost sharing, collaborative projects. During the nine months ended September 30, 2021, the Company received $44,000 from such arrangements and during the nine months ended September 30, 2020, the Company received $40,000 to partially fund specific engineering activity relating to the development of burners for a Super Major and $50,000 to partially fund the engineering and installation of a product for an air quality demonstration project. Since these funds were provided without expectation of reciprocation, other than the notification of research results, the funds received were offset against the related research and development costs incurred.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the unaudited, condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized upon completion of a milestone as defined in the grant agreement. Stock-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Foreign Operations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 include assets amounting to approximately $261,000 and $103,000, respectively, relating to operations of the Company in China. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder representing an ownership interest of 1.00% at September 30, 2021. The Company accounts for this noncontrolling interest pursuant to FASB ASC 810 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing the loss to common stockholders in aggregate by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2021 and 2020, potentially dilutive shares outstanding amounted to 2,518,901 and 2,745,119, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Note 3 – Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
	2021	2020
Machinery and equipment	$720,000	$720,000
Office furniture and equipment	221,000	180,000
Leasehold improvements	192,000	149,000
Right of use asset-operating leases	1,235,000	1,024,000
	2,368,000	2,073,000
Accumulated depreciation and amortization	(1,711,000)	(1,657,000)
	657,000	416,000
Construction in progress	—	11,000
	$657,000	$427,000

The Company has a lease for office and laboratory space in Seattle, Washington with a term that initially ended in March 2020 with a renewal option and monthly rent of approximately $12,000. The lease was renewed with a commencement date of April 2020 and included some rent abatement for April and May 2020. For the period beginning June 1, 2020 through March 2021, the Company paid monthly rent of approximately $13,500 and, beginning April 1, 2021, monthly rent increased to $13,900 and will increase each April by 3% until the end of the term in May 2023.

The Company has a lease for office space in Tulsa, Oklahoma. In January 2021, the lease for the Tulsa office was amended and extended with larger office space in the same building. The amended lease terms commenced April 2021 and expires in September 2027. The monthly rent is approximately $5,100 with an annual 2.5% increase.

The Company has a lease for office space in Beijing, China which has been renewed through May 2022. This lease is being treated as a short term lease with a monthly rent of approximately $4,500.

Operating lease costs for the three and nine months ended September 30, 2021 are $66,000 and $162,000, respectively.

Operating lease costs for the three and nine months ended September 30, 2020 are $63,000 and $186,000, respectively.

Short term lease costs for the three and nine months ended September 30, 2021 are $14,000 and $33,000, respectively.

There were no short term lease costs for the three and nine months ended September 30, 2020.

Lease costs for the three and nine months ended September 30, 2021 and 2020 and other quantitative disclosures are as follows:

	September 30, 2021	December 31, 2020
Right-of-use assets, net	$569,000	$384,000
Lease Liabilities:
Current lease liabilities	$202,000	$169,000
Non-current lease liabilities	403,000	249,000
Total lease liabilities	$605,000	$418,000

Weighted average remaining lease term (in years):	2.5
Weighted average discount rate:	6.5%

Supplemental cash flow information related to leases in as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$162,000	$159,000

Minimum future payments under the Company’s lease liabilities at September 30, 2021 are as follows:

	Discounted lease	Payments due under
	liability payments	lease agreements
2021 (remaining 3 months)	$48,000	$57,000
2022	207,000	233,000
2023	122,000	136,000
2024	54,000	65,000
2025	59,000	66,000
Thereafter	115,000	118,000
Total	$605,000	$675,000

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
	2021	2020
Patents
Patents pending	$596,000	$731,000
Issued patents	538,000	883,000
	1,134,000	1,614,000
Trademarks
Trademarks pending	1,000	105,000
Registered trademarks	95,000	23,000
	96,000	128,000
Other	8,000	8,000
	1,238,000	1,750,000
Accumulated amortization	(296,000)	(448,000)
	$942,000	$1,302,000

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2021 is as follows:

2021 (remaining 3 months)	$28,000
2022	114,000
2023	91,000
2024	67,000
2025	32,000
Thereafter	6,000
$338,000

During the three months ended September 30, 2021, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to define the scope of pursuing intellectual property protection to be more aligned with core technology critical to the design of product offerings.

The Company identified certain assets where the intellectual property was not directly related to core technology within current products. Based on the results of the assessment, the Company has impaired $200,000 of assets previously classified as pending patent costs and of assets previously classified as pending trademark costs. This non-cash expense is reflected in the current quarter operating results as Research and Development and General and Administrative expenses, respectively. For certain issued patents where the protected intellectual property was not directly aligned with current products, the Company accelerated the amortization by $50,000 to reduce the financial net carrying value of capitalized patent costs and an additional $40,000 in accelerated amortization to align trademark net capitalized costs with trademark registeration dates.

Note 5 – Sales, Contract Assets and Contract Liabilities

The Company recognized $190,000 of revenue during the three months ended September 30, 2021 and $553,000 during the nine months ended September 30, 2021. Revenues were generated from the completion and delivery of a multi burner product and from two prior period projects for which performance obligations were completed and constraints relating to collectability were eliminated. There was no revenue during the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company recognized cost of goods sold of $278,000 and $1,008,000 respectively. Cost of sales during the three months ended September 30, 2021 consisted of $182,000 in estimated losses on a contract that the Company anticipates will show a loss upon completion and $96,000 related to the delivery and sale of the multi burner product.

Cost of sales during the nine months ended September 30, 2021 consisted of cost of goods sold of $390,000 recorded upon completion of the burner contracts and $712,000 in an estimated loss on a contract that the Company anticipates will result in a loss upon completion. These amounts were offset by adjustments totaling $86,000 related to the reversals of accruals for product warranties that expired and $8,000 of accrual adjustments.

In September of 2021, the Company received verbal notification from ExxonMobil to put on hold the testing of its ClearSign CoreTM process burners to be installed at the Baytown, Texas refinery because there was insufficient time for ExxonMobil to engineer their inclusion during the targeted 2022 refinery turnaround.

The Company recognized $180,000 in cost of sales during the three ended September 30, 2020 related to an accrual for an anticipated loss contract. Cost of sales for the nine months ended September 30, 2020 include this loss accrual, offset by an adjustment of $153,000 representing the reversal of accruals for product warranties which expired on six completed projects from years 2016 and 2017.

The Company had contract assets of $0 and $92,000 and contract liabilities of $0 and $94,000 at September 30, 2021 and December 31, 2020, respectively.

Note 6 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62,500,000 shares of common stock and 2,000,000 shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

During the nine months ended September 30, 2021, the Company issued common stock pursuant to an At-The-Market Offering Sales Agreement, dated December 23, 2020, with Virtu Americas LLC, as sales agent pursuant to which it may sell shares of common stock with an aggregate offering price of up to $15,000,000 (the “ATM”). As of September 30, 2021, the Company issued 1,092,570 shares of common stock under the ATM program, at an average price of $5.03 per share. Gross proceeds totaled approximately $5,500,000 and net cash proceed was approximately $5,300,000.

Equity Incentive Plan

On June 17, 2021 the Company’s shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Company to grant to eligible participants, including officers, employees, directors, consultants and advisors, options to purchase shares of common stock, stock awards and stock bonuses. The Compensation Committee of the Board of Directors is authorized to administer the Plan and establish the grant terms, including the grant price, vesting period and exercise date. As of September 30, 2021 the number of shares of common stock reserved for issuance under the Plan totaled 3,125,466 plus 3,381,369 shares of common stock subject to issued and outstanding awards under the 2011 Equity Incentive Plan (“2011 Plan”), which plan expired in January 2021.

During the nine months ended September 30, 2021, the Company granted stock options for the purchase of an aggregate 885,000 shares of common stock to employees from the 2011 Plan prior to its expiration. 80,000 of these options were awarded for 2020 bonuses in lieu of cash and the expense of $192,000 was recorded during the year ended December 31, 2020. The remaining 805,000 options awarded have vesting provisions dependent on the achievement of certain performance objectives as defined for each employee. The fair value of this 2021 option award totaled $1,924,000. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Employee Awards	2021
Expected life	5.75	years
Weighted average volatility	94%
Forfeiture rate	0%
Weighted average risk-free interest rate	0.47%
Expected dividend rate	0%

There were forfeitures of stock options for 124,000 shares due to the expiration of option terms or employee terminations during the nine months ended September 30, 2021.

Outstanding stock option awards at September 30, 2021 and December 31, 2020 totaled 3,220,241 and 2,697,119 options, respectively, with the right to purchase 2,518,901 and 2,379,752 shares that are vested and exercisable at September 30, 2021 and December 31, 2020, respectively. The recognized compensation expense associated with stock option awards for the three and nine months ended September 30, 2021 and 2020 totaled ($85,000) and $344,000 and $48,000 and $163,000 respectively. During the current quarter, $128,000 of prior compensation expense related to the 2021 performance incentive awards was reversed as vesting probability was reassessed based on Q3 2021 events. As of September 30, 2021, $271,000 has been recognized as compensation cost related to vesting of these awards following the achievement of defined milestones, with another $1,642,000 in performance incentive awards that are currently deemed as not probable of vesting and an additional $11,000 which has been forfeited due to employee terminations. Awards for which vesting was assessed as not probable will be reassessed at the end of each reporting period.

The intrinsic value of outstanding stock options was $1,340,000 at September 30, 2021.

The Company’s directors have been compensated with stock option awards for services rendered in the first quarter of 2021. In addition to being compensated for their services as directors, individual directors are also compensated for committee membership, services as a committee chair and for services as a lead director. On January 22, 2021 and July 28, 2021, the Company awarded from the Plan stock options for the purchase of 79,500 shares of common stock as payment for services rendered to the Company in the first quarter of 2021. The stock options have an exercise price based on the grant date fair value, which was $3.97 for 62,500 shares and $4.15 for 17,000 shares. All of the options have a contractual life of 10 years. The recognized compensation expense associated with director stock option awards for the three and nine months ended September 30, 2021 and 2020 totaled $0 and $262,000 and $122,000 and $209,000, respectively. The following weighted-average assumptions were utilized in the calculation of the fair value of the stock options:

2021 Director Awards	2021
Weighted average expected life	8.93	years
Weighted average volatility	90%
Forfeiture rate	0%
Weighted average risk-free interest rate	1.02%
Expected dividend rate	0%

Restricted Stock Units

On July 28, 2021, the Company approved compensation for board service to be paid to its independent directors in restricted stock units (“RSUs”) under the 2021 Plan. Such compensation shall be earned on a quarterly basis commencing with services performed in the second quarter of 2021 and continuing through the end of 2021. The target value of compensation has been approved at $84,000 per quarter. A RSU grant is to be awarded to each independent director following the quarter in which services were performed and the number of RSU’s granted is to be based on the trading value of the Company’s stock two days following the filing of the periodic 10-Qs or 10-Ks.

The vesting criteria of the RSU grants are contingent upon the occurrence of one of four future events which the Company cannot predict or control. Accordingly, stock based compensation has not been recognized for services performed during each of the three months ended June 30 or September 30, 2021 in accordance with FSAB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718).

During the three months ended September 30, 2021, the Company issued 29,264 RSU’s for services performed in the second quarter of 2021.

There were no RSU grants during the three and nine months ended September 30, 2020.

Stock Grants

During the nine months ended September 30, 2021, the Company issued 64,439 shares of common stock with a fair value of $3.37 per share to its employees. These shares were issued for payment of 2020 bonuses in lieu of cash and the expense of $217,000 was recorded during the year ended December 31, 2020.

Consultant Stock Plan

The Company has a Consultant Stock Plan (the “Consultant Plan”) which provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive awards from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The number of shares reserved for issuance under the Consultant Plan on September 30, 2021 totaled 297,719 with 211,969 of those shares unissued. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the

Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine. The Company granted 10,000 shares of common stock to a consultant under the Consultant Plan for contracted services performed during the period from August 13, 2019 to August 31, 2020. The fair value of the stock at the time of grant was $1.03 per share for a total value of $10,000.The 10,000 shares vested in equal amounts of 2,500 shares at the end of each quarter within the contract term. The Company recognized $10,000 in general and administrative expense related to this grant. The contract was renewed, and the consultant was granted an additional 15,000 shares for services performed from October 1, 2020 through September 30, 2021. The 15,000 shares vest in equal amounts of 3,750 shares at the end of each quarter within the contract term. The fair value of the stock at the time of grant was $2.33 per share for a total value of $35,000, which the Company has recognized $9,000 in general and administrative expense at each vesting date. The Consultant Plan expense for the three and nine months ended September 30, 2021 and 2020 was $9,000 and $27,000, and $3,000 and $8,000 respectively.

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, the Company has the ability to issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. These awards need not be granted from a plan approved by the Company’s shareholders. In January, 2019 the Company granted options for the purchase of 600,000 shares of common stock to its President and Chief Executive Officer as an inducement to accept the Company’s offer of employment (See Note 7.) The stock options have exercise prices at the award date with fair values ranging from $1.16 to $2.25 per share, contractual lives of 10 years, and that vest over 2 years. Of these options to purchase 600,000 shares of common stock, an option to purchase 258,618 shares of common stock was issued from the Plan and is accounted for with the stock options described above. Non-qualified stock options covering the remaining 341,382 shares of common stock were issued from the Company’s reserve of authorized but unissued shares of common stock. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes option valuation model was $176,000. The recognized compensation expense associated with these awards for each of the three and nine months ended September 30, 2021 and 2020 was $0 and $13,000 and $13,000 and $39,000, respectively. There is no remaining unrecognized compensation expense associated with these awards. The intrinsic value of the inducement options issued from the Company’s reserve of unissued shares was $119,000 at September 30, 2021.

Warrants

During the nine months ended September 30, 2021, 37,500 warrants were redeemed at an exercise price of $1.80 per share and 42,500 warrants expired. As of September 30, 2021 the Company had no warrants outstanding for the purchase of shares of common stock.

Note 7 – Commitments and Contingencies

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement (the “Agreement”) pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the Agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years with vesting terms as follows: one-third of the shares vested on the Effective Date; one-third of the shares vested on the first anniversary of the grant date; and one-third vested on the second anniversary of the grant date. The Company also agreed to pay certain expenses, not to exceed the sum of $100,000, related to Dr. Deller’s relocation from Tulsa, Oklahoma to Seattle, Washington. As a temporary adjustment for the difference in the cost of living between Tulsa and Seattle (the “Relocation Adjustment”), for a period of four years (the “Payment Period”) from the Effective Date, the Company has agreed to pay up to $6,000 a month to Dr. Deller for expenses related to temporary housing and travel to and from Tulsa to Seattle. If Dr. Deller purchases a home in the Seattle area, the Relocation Adjustment will continue to be paid through the expiration of the Payment Period, although the Relocation Adjustment may be adjusted or terminated upon mutual agreement of Dr. Deller and the Company. The Agreement may be terminated by the Company for cause, as defined in the Agreement, due to Dr. Deller’s death or disability, upon 30 days’ notice to Dr. Deller or as a result of a change in control, as defined in the Agreement. With the exception of a termination for cause, if Dr. Deller’s employment is terminated by the Company, aside from accrued but unpaid salary, bonus (if any) and business expenses, Dr. Deller will receive the balance of the unpaid Relocation Adjustment and six months of his annual salary. During the nine months ended September 30, 2021 and 2020, the Company has paid Dr. Deller $24,000 and $27,000, respectively, in Relocation Adjustment payments for temporary housing costs.

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business. As of the date of this report, the Company is not a party to any material pending legal proceedings or claims that the Company believes will have a material adverse effect on the business, financial condition or operating results.

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

Note 8 - The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $250,832 (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan was evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan was unsecured with a 2-year term and bore interest at a rate of 1.00% per annum. The Company applied with the Small Business Administration, ("SBA") for loan forgiveness in January 2021. Payments under this note were deferred by the Lender until the forgiveness status of the loan was ascertained. In the second quarter of 2021, the Company received documentation from the SBA stating that this loan was forgiven in full. As a result, the Company recorded a $251,000 gain on forgiveness of debt during the nine months ended September 30, 2021.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core™ technology has been proven in full scale industrial test furnaces and boilers and first customer installations are currently operating in normal commercial use. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $81,538,000 and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $84,000,000 in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the inherent volatility in the capital markets and particularly in the company share price may negatively affect our ability to do so.

Our operations in China have been impacted by the severity of the COVID-19 pandemic, which has prevented our USA based employees other than our President of ClearSign Asia from visiting the country. This delayed progress on our product development and product demonstration in the earlier months of 2021. We obtained certification for 125hp fire tube boiler burner during the first quarter of 2021. However, there is still uncertainty as to the impact of COVID-19 in China and we do not know how our product demonstrations could be impacted or how long delays could continue.

In addition to our own work, the work of our partners and suppliers has been, and continues to be affected by COVID-19, resulting in delays in the delivery of materials and services and has resulted in earlier delays to our projects.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for research, costs associated with development activities including materials, sub-contractors, the rental of test equipment and operating personnel, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly traded technology company. We currently have 13 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur ongoing consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current level of activities.

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

Revenue Recognition and Cost of Goods Sold. The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

The Company’s contracts generally include progress payments from customers upon completion of defined milestones. As these payments are received, they are offset against accumulated project costs and recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and collectability is determined, revenue can be recorded. For any contract in connection with which the Company is expected to incur costs in excess of the contact price, the Company accrues the estimated loss in full in the period such determination is made.

Contract Acquisition Costs and Practical Expedients. For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred; for contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when earned as general and administrative expense.

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents, and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected from the use and eventual disposition of the assets. In the event an asset in not fully recoverable a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Losses on long-lived assets to be disposed of is determined in a similar manner, except those fair values are reduced for the cost of disposal.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship, and shortcomings in performance compared to contractual guarantees for a period specified in each contract. Accruals for product warranties are based on expected warranty experience and current product performance trends which are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs during the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received from strategic partners in cost sharing, collaborative projects. Since these funds were provided without expectation of reciprocation, other than the notification of research results, the funds received were offset against the related research and development costs incurred.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the unaudited, condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized upon completion of a milestone as defined in the grant agreement. Stock-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Fair Value of Financial Instruments

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Sales and Gross Profit

We earned $190,000 in revenues during the three months ended September 30, 2021 and no revenue during the three months ended September 30, 2020. Current period revenue of $82,000 was recognized with the delivery of a process burner to a European refinery of a global energy company, under a burner supply contract. An additional $108,000 was recognized from two prior period projects where constraints relating to collectability were eliminated in the current period, which is a requisite for ASC 606 revenue recognition.

We earned $553,000 in revenues during the nine months ended September 30, 2021 and no revenue during the nine months ended September 30, 2020. Revenues in the current nine months include $363,000 from the completion and delivery of product under a multi burner supply contract with an infrastructure company in addition to the $190,000 described above.

During the three months ended September 30, 2021 we recognized cost of goods sold of $278,000. Costs of $96,000 are associated with the European refinery burner fabrication project and $182,000 related to work on the ExxonMobil technology validation project during the current quarter. Costs for the prior period projects were recognized in a prior reporting period.

During the nine months ended September 30, 2021 we recognized cost of goods sold of $1,008,000, comprised of the following: excess costs related to the ExxonMobil project of $712,000, $140,000 in costs related to the refinery burner fabrication contract, and $250,000 related to the multi burner project, offset by $86,000 in reversals of accruals for product warranties that have expired and $8,000 in cost adjustments.

Costs of $180,000 and $27,000 were recognized during the three and nine months ended September 30, 2020, respectively. The $180,000 relates to loss accruals during the third quarter of 2020 for projects with anticipated loses upon completion. The nine month period includes this loss accrual with an offset of $153,000 in accrual reversals for product warranties that expired during the second quarter of 2020.

In September of 2021, the Company received verbal notification from ExxonMobil to put on hold the testing of its ClearSign CoreTM process burners to be installed at the Baytown, Texas refinery because there was insufficient time for ExxonMobil to engineer their inclusion during the targeted 2022 refinery turnaround. The final outcome of this project is still undetermined.

Operating Expenses

Operating expenses consist of research and development (R&D) and general and administrative (G&A) expenses.These are addressed separately below.

R&D expenses increased due to activities to finalize the design and build of boiler burners for the purpose of demonstrating our technology in primary markets of California and China. The total increase was $776,000 or approximately 214% to $1,138,000 during the three-months ended September 30, 2021 as compared to $362,000 during the three months ended September 30, 2020.

Costs of $253,000 incurred in the current quarter include testing and fabrication of a prototype 2400 HP water tube boiler burner expected to be commercialized in the China market, and particularly the heating districts of Beijing and Northern China. We incurred costs of $100,000 in consumables and services related to the 500hp fire tube burner demonstration planned for Q4 of 2021. We assessed our intangible assets of patents and trademarks to ensure that our ongoing intellectual property investments are effective but also necessary and aligned with our technology and product lines looking forward. The assessment included consideration of our intellectual property as it relates to current product offerings. As a result of the assessment, we recognized a $200,000 non-cash impairment charge and an additional $50,000 in accelerated amortization.

R&D expenses for the nine months ended September 30, 2021 were $2,436,000 as compared to $1,590,000 for the nine months ended September 30, 2020, an increase of $846,000 or approximately 53%.

The costs incurred during the nine months ended September 30, 2021 primarily relate to expenditures necessary for the commercialization of our water tube and fire tube boiler burner technology as described above for the increase in the current quarter expenses. In addition, these costs include fabrication and install of 125hp and 500hp fire tube production burners for demonstration in rental boilers in California with our collaborative partner California Boiler, and costs to test and fabricate a prototype 2400 HP water tube boiler burner in Tulsa and the manufacture of a duplicate 2400hp water tube boiler burner in China for the anticipated future demonstration and certification there.

R & D expenditures were lower in the three and nine months ended September 30, 2020 due to lower field testing costs and there were no prototype fabrications during this timeframe.

G&A expenses totaled $1,131,000 during the three months ended September 30, 2021 as compared to $1,135,000 for the three months ended September 30, 2020. G&A expenses remained consistent from the comparative prior quarter and consisted primarily of administrative salaries, professional services, and legal and insurance costs in both the three months ended September 30, 2021 and 2020 The current quarter reflects a $128,000 reversal of stock based compensation expense related to the 2021 performance incentive awards. Vesting probabilities of the performance milestones were reassessed and resulted in some being deemed no longer probable based on Q3 2021 events.

G&A expenses increased by $570,000 or approximately 16% to $4,029,000 for the nine months ended September 30, 2021 as compared to $3,459,000 during the nine months ended September 30, 2020. This increase is due to a combination of increased fees for professional services associated with temporary professional staff and recruitment costs to enhance our finance function and the transition to a Tulsa based team. The three months and nine months ended September 30, 2021 include severance and exit costs related to our prior CFO. These costs are comprised of a $130,000 cash payment and $33,000 related to accelerated vesting of unvested equity awards.

Other income

Other income for the nine months ended September 30, 2021 reflects a $251,000 gain on forgiveness of a Paycheck Protection Program ("PPP") loan under the 2020 CARES Act. We received notification of the loan forgiveness during the second quarter of 2021. Other income of $44,000 for the nine months ended September 30, 2020 resulted from a non-recurring sale of spare materials and parts for an installation site on a previously completed contract.

Net Loss

Net loss for the three months ended September 30, 2021 was $2,353,000 as compared to a net loss of $1,677,000 for the three months ended September 30, 2020, or an approximate 40% increase. Net loss increases were primarily attributable to product commercialization expenditures for the testing in the USA, manufacture in the USA and China of a water tube boiler burner, and the manufacture, installation, and customer product launch demonstrations of two sizes of fire tube boiler burners. The latter were undertaken with our partner California Boiler to demonstrate our burner capabilities in the California market.

Net loss for the nine months ended September 30, 2021 was $6,665,000 compared to $5,031,000 for the nine months ended September 30, 2020, or an approximate 32% increase. The net loss during the current nine months reflects $455,000 in gross loss, primarily attributable to the testing and engineering costs incurred during extensive development of the process burner technology under the initiative of the ExxonMobil technology validation project and the manufacture and testing of a water tube boiler burner, offset by revenues from product deliveries.

Liquidity and Capital Resources

At September 30, 2021, our cash and cash equivalent balance totaled $8,841,000 compared to $8,824,000 at December 31, 2020, a slight increase of $17,000.

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

At September 30, 2021, our current assets were in excess of current liabilities resulting in working capital of $8,214,000 as compared to $8,302,000 at December 31, 2020. During the current nine months, working capital has been funded with approximately $5,300,000 in net proceeds from the ATM offering of 1,092,570 shares of our common stock, offset with operating expenses. Additionally, we received $385,000 from the exercise of option awards and warrants during the nine months ended September 30, 2021.

Operating activities for the nine months ended September 30, 2021 resulted in cash outflows of $5,542,000, primarily due to the loss for the period of $6,665,000, offset with non-cash expenses of $833,000.

Operating activities for the nine months ended September 30, 2020 resulted in cash outflows of $4,143,000 primarily due to the loss for the period of $5,031,000, offset with non-cash expenses of $587,000.

Investing activities for the nine months ended September 30, 2021 resulted in cash outflows of $135,000 in disbursements for fixed and intangible assets, compared to cash outflows of $155,000 for the nine months ended September 30, 2020.

Financing activities for the nine months ended September 30, 2021 include $5,309,000 in net proceeds from the sale of 1,092,570 shares of our common stock through our ATM program at an average price of $5.03 per share and $385,000 from the exercise of option awards and warrants. Financing activities for the nine months ended September 30, 2020 include proceeds from a $6,053,000 private equity offering, $251,000 from a PPP loan funding and $89,000 in proceeds from the exercise of stock options.

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

Changes in Internal Controls over Financial Reporting

Following the completion of the 2021 second quarter close of the Company's financial records and the preparation of financial information included the Company's 10-Q filing for the six months ended June 30,2021, our management, with the participation of our Chief Executive Officer (CEO) (principal executive officer) and Interim Chief Financial Officer (CFO) (principal financial and accounting officer), assessed and concluded that, as of June 30, 2021, a material weakness existed in the Company’s internal control over financial reporting related to the ability to record transactions in the accounting records and preparation of financial statements that are in compliance with U.S. Generally Accepted Accounting Principles (“US GAAP”). As of September 30, 2021 the material weakness still exists. This conclusion was reached by our management, with participation of our CEO and Vice President and Controller (principal financial and accounting officer). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. Management arrived at such conclusion after numerous adjustments were recorded during the preparation of the June 30, 2021 10Q. These adjustments related to misstatements of prepaid and accrued expenses, stock-based compensation, revenue contracts, and construction in progress assets.

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we have taken the following remediation measures:

●	Identified and hired a Vice President Controller who is qualified to lead our Accounting and Finance functions. This role now serves as our principal financial and accounting officer.
●	Reassessed our accounting procedures and, as part of the financial reporting process, are implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.
●	Replaced existing financial personnel with appropriate qualified resources in the current quarter to ensure that procedures are implemented, adequate reviews are performed, and financial information as presented is accurate.

Our CEO, along with other key members of management, have been active participants in these remediation processes and such processes have been, and will continue to be, subject to audit committee oversight. We believe these steps have improved the effectiveness of our internal control over financial reporting during the three months ended September 30, 2021. We will continue to strengthen and oversee our financial close and reporting processes. While we are confident that the above actions have resulted in good progress towards the remediation of these identified weaknesses, we cannot assure you that a full remediation is complete at this time. which could impair our ability to accurately and timely meet our public company reporting requirements.

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

We had identified a material weakness in our internal control over financial reporting for the quarterly period ended June 30, 2021 as described above in Item 4 Controls and Procedures.

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

We have implemented measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness by use of supplementary checklists and as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information. The Company additionally has added appropriate resources to ensure that such procedures are implemented and adequate reviews are performed. We continue to monitor the effectiveness of the controls put in place during the third quarter ended September 30, 2021. Maintaining effective internal controls has been and will continue to be costly and may divert management’s attention.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 27, 2021, we issued 3,750 shares of common stock, having a per share value of $2.33, the closing price of our common stock on November 5, 2020, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided in the three months ended September 30, 2021. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended effective September 8, 2021 (2)
[10.1*,**]	Offer Letter dated October 18, 2021 by and between the Company and Brent Hinds
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instant Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

+Furnished herewith

**Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from Exhibit 3.1 of the registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on September 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 12, 2021	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)