Form 10-Q/A
period 2021-06-30
ClearSign Technologies Corp
filed 2021-12-23
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 20, 2021 (the “Original Filing”).

The purpose of this Amendment is to amend and restate Part I, Item 4 – Disclosure Controls and Procedures to (i) revise the disclosure to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2021; (ii) remove the references to an assessment of the effectiveness of our internal control over financial reporting; and (iii) update Part II, Item 6 – Exhibits to reflect the exhibits filed with this Amendment.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer (our principal executive, financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer/Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below.

Changes in Internal Controls over Financial Reporting

Identification of a Material Weakness

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer (our principal executive, financial and accounting officer), identified a material weakness in the Company’s internal control over financial reporting related to the ability to record transactions in the accounting records and preparation of financial statements that are in compliance with accounting principles generally accepted in the United States of America (“US GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. Management arrived at such conclusion after numerous adjustments were recorded after the close of the Company’s books of record and preparation of the financial statements. These adjustments related to misstatements of prepaid and accrued expenses, stock-based compensation, revenue contracts, and construction in progress assets.

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

Our Chief Executive Officer, along with other key members of management, are and will be active participants in these remediation processes and such processes will be subject to audit committee oversight. We believe these steps will improve the effectiveness of our internal control over financial reporting. In addition, as our former Chief Financial Officer recently passed away, we are actively engaged in hiring a new Chief Financial Officer and controller both of whom will continue to strengthen and oversee the evolution of our procedures. While we plan to take the above steps to remediate these weaknesses, we cannot assure you that we will be able to fully remediate them, which could impair our ability to accurately and timely meet our public company reporting requirements.

Other than as noted above, during the six months ended June 30, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Document
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer
32.2+	Section 1350 Certification of Principal Financial Officer
104*	Cover Page Interactive Data File (formatted as inline XBRL)

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: December 23, 2021	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)