Form 10-Q/A
period 2021-09-30
ClearSign Technologies Corp
filed 2021-12-23
CIK 1434524

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Filing”).

The purpose of this Amendment is to amend and restate Part I, Item 4 – Disclosure Controls and Procedures to (i) revise the disclosure to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2021; (ii) remove the references to an assessment of the effectiveness of our internal control over financial reporting; and (iii) update Part II, Item 6 – Exhibits to reflect the exhibits filed with this Amendment.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below.

Changes in Internal Controls over Financial Reporting

Identification of a Material Weakness

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020, our management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer (our principal executive, financial and accounting officer), identified a material weakness in the Company’s internal control over financial reporting related to the ability to record transactions in the accounting records and preparation of financial statements that are in compliance with accounting principles generally accepted in the United States of America (“US GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. Management arrived at such conclusion after numerous adjustments were recorded after the close of the Company’s books of record and preparation of the financial statements for the purposes of the Company’s Quarterly Report for the period ended June 30, 2021. These adjustments related to misstatements of prepaid and accrued expenses, stock-based compensation, revenue contracts, and construction in progress assets.

As of September 30, 2021, the aforementioned material weakness still existed. This conclusion was reached by our management, with participation of our Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial and accounting officer).

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we are taking the following remediation measures:

●      Identified and hired a Vice President and Controller who is qualified to lead our Accounting and Finance functions. This role now serves as our principal financial and accounting officer.

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

Our Chief Executive Officer, along with other key members of management, have been active participants in these remediation processes and such processes have been, and will continue to be, subject to audit committee oversight. We believe these steps have improved the effectiveness of our internal control over financial reporting during the three months ended September 30, 2021. We will continue to strengthen and oversee our financial close and reporting processes. While we are confident that the above actions have resulted in good progress towards the remediation of these identified weaknesses, we cannot assure you that a full remediation is complete at this time, which could impair our ability to accurately and timely meet our public company reporting requirements.

Other than as noted above, during the nine months ended September 30, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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