Form 10-Q
period 2022-03-31
ClearSign Technologies Corp
filed 2022-05-16
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

8023 E. 63rd Place, Suite 101

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

As of May 4, 2022, the issuer has 32,160,131 shares of common stock, par value $0.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$6,667	$7,607
Accounts receivable, net	27	33
Contract assets	244	39
Prepaid expenses and other assets	401	345
Total current assets	7,339	8,024

Fixed assets, net	493	530
Patents and other intangible assets, net	802	799
Other assets	10	10

Total Assets	$8,644	$9,363

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$294	$224
Current portion of lease liabilities	212	205
Accrued compensation and related taxes	196	218
Contract liabilities	84	84
Total current liabilities	786	731
Long Term Liabilities:
Long term lease liabilities	294	350
Total liabilities	1,080	1,081

Commitments and contingencies (note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 32,154,746 and 31,581,666 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	91,807	91,035
Accumulated other comprehensive income	9	9
Accumulated deficit	(84,255)	(82,765)
Total ClearSign Technologies Corporation stockholders' equity	7,564	8,282
Noncontrolling Interest	—	—
Total equity	7,564	8,282

Total Liabilities and Equity	$8,644	$9,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	March 31,
	2022	2021

Revenues	$—	$363
Cost of goods sold	—	225

Gross Income	—	138

Operating expenses:
Research and development	108	826
General and administrative	1,409	1,333

Total operating expenses	1,517	2,159

Loss from operations	(1,517)	(2,021)

Other income
Gain from sale of assets	23	—
Other income, net	4	—

Net Loss	$(1,490)	$(2,021)

Net loss per share - basic and fully diluted	$(0.05)	$(0.07)

Weighted average number of shares outstanding - basic and fully diluted	31,826,221	30,526,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

						Total ClearSign
				Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282	$—	$8,282

Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12	—	12
Share based compensation	3	—	80	—	—	80	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7	—	7
Foreign-Exchange Translation Adjustment	—	—	—	—	—	—		—
Net loss	—	—	—	—	(1,490)	(1,490)	—	(1,490)
Balances at March 31, 2022	32,155	$3	$91,807	$9	$(84,255)	$7,564	$—	$7,564

						Total ClearSign
				Other		Technologies Corp.
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2020	30,077	$3	$84,411	$—	$(74,874)	$9,540	$1	$9,541
					—	—
Shares issued upon exercise of options ($1.90 per share)	1	—	2	—	—	2	—	2
Shares issued upon exercise of options ($3.80 per share)	9	—	36	—	—	36	—	36
Shares issued upon exercise of options ($1.21 per share)	3	—	4	—	—	4	—	4
Shares issued upon exercise of warrants ($1.80 per share)	38	—	67	—	—	67	—	67
Fair value of stock options issued for board service	—	—	210	—	—	210	—	210
Fair value of stock issued in payment of accrued compensation	64	—	217	—	—	217	—	217
Share based compensation	—	—	410	—	—	410	—	410
Shares issued through use of At The Market issuance ($ 4.84 average per share)	941	—	4,469	—	—	4,469	—	4,469
Proceeds receivable from At The Market issuance	—	—	(1,076)	—	—	(1,076)	—	(1,076)
Shares issued for services ($2.33 per share)	4	—	9	—	—	9	—	9
Net loss	—	—	—	—	(2,021)	(2,021)	—	(2,021)
Balances at March 31, 2021	31,137	$3	$88,759	$—	$(76,895)	$11,867	$1	$11,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,490)	$(2,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7	9
Share based compensation	80	620
Depreciation and amortization	36	46
Gain from sale of fixed assets	(23)	—
Reserve for prepaid materials	—	96
Change in operating assets and liabilities:
Contract assets	(205)	(247)
Accounts receivable	6	(124)
Prepaid expenses and other assets	(56)	127
Accounts payable and accrued liabilities	57	2
Accrued compensation and related taxes	85	25
Contract liabilities	—	(46)
Net cash used in operating activities	(1,503)	(1,513)

Cash flows from investing activities:
Acquisition of fixed assets	(5)	(54)
Disbursements for patents and other intangible assets	(33)	(34)
Proceeds from sale of fixed assets	23	—
Net cash used in investing activities	(15)	(88)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	578	3,393
Proceeds from exercise of stock options and warrants	—	109
Net cash provided by financing activities	578	3,502
Cash and cash equivalents:
Net change in cash and cash equivalents	(940)	1,901
Cash and cash equivalents, beginning of period	7,607	8,824
Cash and cash equivalents, end of period	$6,667	$10,725

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$107	$217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established OEM products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of external flue gas recirculation, selective catalytic reduction, or higher excess air operation.

The Company was incorporated in the State of Washington in 2008. During January 2022, the Company relocated its headquarters from Seattle, Washington to Tulsa, Oklahoma. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

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

The Company has recently financed its operations primarily through issuances of equity securities including $6.1 million in gross proceeds raised from its At-The-Market (ATM) program in which the Company issued a total of 1.6 million shares of common stock at a weighted average price of $3.85 per share as of March 31, 2022. Costs associated with the ATM program totaled approximately $227 thousand and the Company received net cash proceeds approximating $5.9 million.

The Company has incurred losses since its inception totaling $84.3 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements as of that date.

In the opinion of management, these condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Contract Acquisition Costs and Practical Expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred. For contracts with a life exceeding one year, the Company records those costs when performance obligations related to the contract are completed. The Company generally expenses sales commissions when incurred. The Company amortizes those costs within general and administrative expenses over the life of the contract.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical or expected warranty experience and current product performance trends and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. Product warranties are included in accrued liabilities in the balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in a checking and savings account.

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

Patents and Trademarks

Third-party expenses related to patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent and trademark applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no continuing value in current business activity. We evaluate the recoverability of the carrying values of intangible assets each reporting period.

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents, trademarks, and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected from the use and eventual disposition of the assets. In the event an asset is not fully recoverable a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Losses on long-lived assets to be disposed of is determined in a similar manner, except those fair values are reduced for the cost of disposal.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term nature of these instruments.

The Company did not identify any other recurring or non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three months ended March 31, 2022 and March 31, 2021, the Company did not receive any funds from such arrangements to partially offset funding for research and development activities.

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

Share-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the unaudited condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized upon completion of a milestone as defined in the grant agreement. Share-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 include assets amounting to approximately $227 thousand and $274 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which none has been paid to date. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

Foreign Currency

Assets and liabilities of ClearSign Asia Limited with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s condensed consolidated balance sheets in the stockholders’ equity section as a component of accumulated other comprehensive gain (loss).

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder agreement representing an ownership interest of 1.00% of ClearSign Asia Limited. The Company accounts for this noncontrolling interest pursuant to FASB ASC 810 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2022 and December 31, 2021, potentially dilutive shares outstanding amounted to 3.3 million and 3.1 million, respectively.

Recently Issued Accounting Pronouncements

In June 2017, the FASB issued an Accounting Standards Update (ASU) 2016-13, Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on its financial statements.

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

Note 3  Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$666	$722
Office furniture and equipment	224	218
Leasehold improvements	192	192
	1,082	1,132
Accumulated depreciation and amortization	(1,006)	(1,055)
	76	77
Operating lease ROU assets, net	417	453
Total	$493	$530

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $7 thousand and $8 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. The Beijing lease is treated as a short-term lease. The monthly rent for the Beijing lease is approximately $5 thousand.

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

The Seattle and Tulsa leases contain fixed annual lease payments that increase annually by factors that range between 2% to 3%. Total monthly minimum rent is approximately $24 thousand. Contractual agreements contain expiration dates ranging from less than twelve months to less than six years.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Operating lease ROU assets, net	$417	$453
Lease Liabilities:
Current lease liabilities	$212	$205
Long term lease liabilities	294	350
Total lease liabilities	$506	$555

	For the Three Months Ended
	March 31,
	2022	2021
Operating lease costs	$57	$51

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57	$53
Non-cash impact of new leases and lease modifications
New operating lease liabilities	$—	$320

Weighted average remaining lease term (in years):	2.6
Weighted average discount rate:	5.8%

Minimum future payments under the Company’s lease liabilities at March 31, 2022 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2022 (remaining 9 months)	$158	$176
2023	122	136
2024	54	64
2025	59	66
2026	63	67
Thereafter	50	51
Total	$506	$560

At March 31, 2022, $56 thousand of our future minimum lease payments represented interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Patents
Patents pending	$473	$439
Issued patents	577	577
	1,050	1,016
Trademarks
Trademarks pending	1	3
Registered trademarks	95	94
	96	97
Other	8	8
	1,154	1,121
Accumulated amortization	(352)	(322)
	$802	$799

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2022 is as follows:

(in thousands)
2022 (remaining 9 months)	$88
2023	96
2024	74
2025	42
2026	9
Thereafter	11
$320

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three months ended March 31, 2022 and 2021, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with our core technology, we will impair the intangible asset and write-off any monies to research and development expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized no revenues during the three months ended March 31, 2022 and $363 thousand of revenue during the three months ended March 31, 2021 from the completion and delivery of a burner under a product contract with an infrastructure company.

The Company did not record any cost of goods sold for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized cost of goods sold of $250 thousand from the burner contract. Additionally, the Company recognized $18 thousand in cost of goods sold on a contract that the Company estimated would show a loss upon completion, and $8 thousand in residual costs associated with a contract that was completed during 2020. The recognized cost of goods sold was offset by adjustments totaling $51 thousand related to the reversal of accrual for product warranties that expired on three completed projects from the year 2018.

The Company had contract assets of $244 thousand and $39 thousand at March 31, 2022 and December 31, 2021, respectively. The Company had contract liabilities of $84 thousand at March 31, 2022 and December 31, 2021.

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

During the three months ended March 31, 2022, the Company issued approximately 496 thousand shares of its common stock at an average price of $1.24 per share for gross proceeds of approximately $614 thousand pursuant to an At-The-Market (ATM) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may sell shares of common stock with an aggregate offering price of up to $15.0 million. As of March 31, 2022, the Company has issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.85 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

Equity Incentive Plan

On June 17, 2021, the Company's shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (2021 Plan) which permits the Company to grant Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares, to eligible participants, which includes employees, directors and consultants. The Compensation Committee of the Board of Directors is authorized to administer the 2021 Plan.

The 2021 Plan provides for an annual increase in available shares equal to the lessor of (i) 10% of the aggregate number of shares of Common Stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2022, the board of directors approved an increase of 150,423 shares.

Ending balances of the Plans are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Outstanding options and restricted stock units	3,307	3,076
Reserved but unissued shares under the Plans	2,758	2,901
Total authorized shares under the Plans	6,065	5,977

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

As permitted by SEC Staff Accounting Bulletin (SAB) 107, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility has been determined through the Company’s historical stock price volatility. The Company has not made an estimate of forfeitures at the time of the grant, but rather accounts for forfeitures at the time they occur. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized in the calculation of the fair value of stock options:

March 31,
2022
Expected life	5.71 years
Weighted average volatility	77.64%
Weighted average risk-free interest rate	1.39%
Expected dividend rate	0%

Compensation expense for stock option awards was $42 thousand and $410 thousand for the three months ended March 31, 2022 and 2021, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	March 31,
	2022
			Weighted
			Average
	Options to	Weighted	Remaining
	Purchase	Average	Contractual
	Common	Exercise	Life (in
(in thousands)	Stock	Price	years)
Outstanding at January 1	2,964	$2.06	6.89
Granted	88	$1.26	9.76
Exercised	(3)	$0.89	—
Forfeited/Expired	(10)	$2.93	—
Outstanding at March 31	3,039	$2.03	6.76
Exercisable at March 31	2,202	$1.71	6.05

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at March 31, 2022 is $848 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2022, there was $1.8 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Restricted Stock Units

The Company approved compensation for board service to be paid to its independent directors in restricted stock units (“RSUs”) under the 2021 Plan. Compensation is earned on a quarterly basis with the target value of compensation set at $85 thousand per quarter. A RSU grant is to be awarded to each independent director in the beginning of the quarter in which services will be rendered, and the number of RSUs granted is to be based on the trading value of the Company’s stock on the date of the award.

The vesting of the RSU grants is contingent upon the occurrence of one of four future events which the Company cannot predict or control. Accordingly, stock based compensation has not been recognized for services performed during each of the three months ended March 31, 2022 or 2021 in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). During the three months ended March 31, 2022, the Company issued 59 thousand RSUs for board services amounting to $85 thousand of unrecognized compensation.

During January 2022, the Company issued retention bonuses for employees in the form of RSUs. These awards vest 12 months from the date of award for services rendered in 2022. During the three months ended March 31, 2022, the Company issued 97 thousand RSUs to employees amounting to $35 thousand of recognized compensation and $105 thousand for unrecognized compensation.

Stock Grants

During the three months ended March 31, 2022, the Company issued 66 thousand shares of common stock with a fair value of $1.44 per share to its employees. These shares were issued in lieu of cash for payment of 2021 accrued bonuses totaling $125 thousand that were recorded during the year ended December 31, 2021. In addition, the Company issued 3 thousand shares for a one-time $3 thousand bonus to one employee in recognition of their performance.

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

The Consultant Plan activity and change is as follows:

March 31,
(in thousands)	2022
Reserved but unissued shares January 1	211
Grants	(4)
Reserved but unissued shares	207

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Compensation Expense	$7	$9
Weighted Average Value Per Share	$1.93	$2.33

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company's shareholders. During the year ended December 31, 2019, the Company granted 341 thousand non-qualified stock options to its Chief Executive Officer. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes valuation model was $176 thousand. The compensation expense recognized for these awards for the three months ended March 31, 2022 and 2021 was zero and $13 thousand, respectively.

Note 7 – Commitments and Contingencies

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

Note 8 – The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $251 thousand (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan was evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan was unsecured with a 2-year term and bore interest at a rate of 1.00% per annum. The Company applied with the Small Business Administration, ("SBA") for loan forgiveness in January 2021. Payments on this note were deferred by the Lender until the forgiveness status of the loan was ascertained. In the second quarter of 2021, the Company received documentation from the SBA stating that this loan was forgiven in full. As a result, the Company recorded a $251 thousand gain on forgiveness of debt and accrued interest during the three months ended June 30, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our limited operating history;
●	emerging competition and advancing technology in our industry that may outpace our technology;
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies, and pricing;
●	our ability to manufacture any products we design;
●	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement and rules on foreign investment;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our ability to obtain adequate financing in the future to support our operations;
●	lawsuits, investigations, and other claims by third parties or regulatory agencies, including but not limited to, the Securities and Exchange Commission, Internal Revenue Service, Financial Industry Regulatory Authority;
●	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;

●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

We have incurred losses since inception totaling $84.3 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $84.6 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for a more complete description of our significant accounting policies.

Revenue Recognition and Cost of Goods Sold. The Company recognizes revenue and related cost of goods sold in accordance with FASB ASC 606 Revenue from Contracts with Customers (ASC 606). Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain documents or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs are offset by any funds received from strategic partners in cost sharing, collaborative projects.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021	$ Change	% Change
Revenues	$—	$363	$(363)	100.0%
Cost of goods sold	—	225	$(225)	100.0%
Gross Profit	—	138	$(138)	100.0%
Operating Expenses	1,517	2,159	$(642)	29.7%
Gain from sale of assets	23		$23	NA
Other income, net	4	-	$4	NA
Net loss	$(1,490)	$(2,021)	$531	26.3%
Basic and diluted net income per common share	$(0.05)	$(0.07)	$0.02	28.6%

Sales and Gross Profit

Consolidated revenues for the March 31, 2022 were zero compared to revenues of $363 thousand for the three months ended March 31, 2021. During the three months ended March 31, 2021, consolidated revenues included revenues from our burner product line for a sale that occurred in the United States.

Gross profit decreased by $138 thousand, or 100.0% compared to 2021. During the three months ended March 31, 2021 gross profit was generated by our burner product line.

Operating Expenses

Operating expenses consist of research and development (R&D) and general and administrative (G&A) expenses. These are addressed separately below.

R&D expenses decreased by $718 thousand or approximately 86.9% to $108 thousand for the three months ended March 31, 2022, as compared to $826 thousand during the three months ended March 31, 2021. During the three months ended March 31, 2022, we restructured our organization such that three engineers previously performing R&D functions were reassigned to business development, which shifted salaries of approximately $107 thousand to G&A expense. During the three months ended March 31, 2022, human capital and related incentive costs were also favorably impacted for headcount decreases of $123 thousand and incentive reductions of $166 thousand when compared to the three months ended March 31, 2021. In addition, we incurred $181 thousand less of product development costs as compared to three months ended March 31, 2021.

G&A expenses increased by $76 thousand or approximately 5.7% to $1,409 thousand during the three months ended March 31, 2022, as compared to $1,333 thousand during the three months ended March 31, 2021. During the three months ended March 31, 2022, we restructured our organization as discussed in more detail in previous paragraph, which resulted in an unfavorable $107 thousand dollar increase in salaries. G&A expenses were further unfavorably impacted by $122 thousand dollars for increased accounting costs. These costs related to temporary professional staff to reinforce the finance and accounting function after the death of our CFO in July 2021. G&A expenses were favorably impacted during the three months ended March 31, 2022 as a result of a $210 thousand decrease in compensation for board of director service. The decrease was due to two key factors: (i) changing payment of director compensation from stock options to restricted stock units, and (ii) deferring compensation expense as required by accounting standard ASC 718 Stock Compensation, refer to Note 6 Equity, for further details.

Other Income

Other income for the three months ended March 31, 2022, includes a $23 thousand dollar gain from the sale of fixed assets at our Seattle office location. In January 2022, the board of directors approved the relocation of our headquarters from Seattle, Washington to Tulsa, Oklahoma. After approval, we began soliciting bids for our used lab and office equipment.

Net Loss

Net loss for the three months ended March 31, 2022, was $1,490 thousand compared to $2,021 thousand for the three months ended March 31, 2021, or an approximate 26.3% decrease. The $531 thousand decrease in net loss during the three months ended March 31, 2022 is primarily attributable to decreased human capital costs, and changing our board of directors compensation plan. Refer to our operating expenses discussion above for further details.

Liquidity and Capital Resources

At March 31, 2022, our cash and cash equivalent balance totaled $6,667 thousand compared to $7,607 thousand at December 31, 2021, a decrease of $940 thousand.

At March 31, 2022, our current assets were in excess of current liabilities resulting in working capital of $6,553 thousand as compared to $7,293 thousand at December 31, 2021.

Based on our current plans, we have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of this report. In order to continue business operations beyond that point, we currently anticipate that we will need to raise additional capital. Our development and general administrative costs are ongoing, and we expect to require additional funding to meet these expenses. To that end, we may undertake offerings of our securities, debt financings, selling or licensing intellectual property, or other alternatives. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on June 27, 2019 that was declared effective on July 12, 2019. The registration statement allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time as market conditions permit to fund the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses it is the Company’s plan to continue to fund operations in this manner, although, as noted above, the significant volatility in the capital markets may negatively affect our ability to do so.

During the three months ended March 31, 2022, working capital has been funded with approximately $578 thousand in net proceeds from the ATM offering of 496 thousand shares of our common stock, offset by operating expenses. Subsequent to the three months ended March 31, 2022, the Company raised an additional $9 thousand in net proceeds from the ATM by issuing 5 thousand shares.

Operating activities for the three months ended March 31, 2022, resulted in cash outflows of $1,503 thousand, primarily due to the loss for the period of $1,490 thousand, offset with non-cash expenses of $100 thousand.

Operating activities for the three months ended March 31, 2021, resulted in cash outflows of $1,513 thousand, primarily due to the loss for the period of $2,021 thousand, offset with non-cash expenses of $771 thousand.

Investing activities for the three months ended March 31, 2022, resulted in cash outflows of $38 thousand in disbursements for fixed and intangible assets, and cash inflows of $23 thousand in proceeds from fixed asset sales, compared to cash outflows of $88 thousand in disbursements for fixed and intangible assets for the three months ended March 31, 2021.

Financing activities for the three months ended March 31, 2022, included $578 thousand in net proceeds from the sale of 496 thousand shares of our common stock through our ATM program at an average price of $1.24 per share.

Financing activities for the three months ended March 31, 2021, included $3,393 thousand in net proceeds from the sale of 941 thousand shares of our common stock at an average price of $4.84 per share through our ATM program. The net proceeds were exclusive of $1,076 thousand that was receivable and collected after March 31, 2021. Financing activities for the three months ended March 31, 2021, also included $109 thousand from the exercise of option awards and warrants.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission on March 31, 2022, and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2022, we issued 3,750 shares of common stock at a price per share of $1.93, the closing price of our common stock on November 19, 2021, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended March 31, 2022. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On May 11, 2022, we entered into an amendment (the “Amendment”) to the employment agreement, dated January 28, 2019 (the “Employment Agreement”), with our Chief Executive Officer, Colin James Deller, which (i) expanded the types of consideration available to satisfy Mr. Deller’s bonus compensation, from only stock options to also include cash or common stock, restricted stock, restricted stock units, performance stock or performance stock units issuable in accordance with the terms and conditions of our 2021 Equity Incentive Plan, as determined by the Compensation Committee of our Board of Directors, and (ii) increased the cash severance payment in connection with a termination of Mr. Deller’s employment, either by us upon not less than 30 days written notice or due to a Change of Control (as such term is defined in the Employment Agreement), from six months to one year of his annual base salary. The other provisions of the Employment Agreement not affected by the Amendment remain unchanged.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended effective September 8, 2021 (2)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1+	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

+Furnished herewith

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 16, 2022	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)