Form 10-Q
period 2022-06-30
ClearSign Technologies Corp
filed 2022-08-15
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the issuer has 37,951,559 shares of common stock, par value $0.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$9,007	$7,607
Accounts receivable, net		33
Contract assets	486	39
Prepaid expenses and other assets	605	345
Total current assets	10,098	8,024

Fixed assets, net	477	530
Patents and other intangible assets, net	812	799
Other assets	10	10

Total Assets	$11,397	$9,363

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$356	$224
Current portion of lease liabilities	227	205
Accrued compensation and related taxes	285	218
Contract liabilities	84	84
Total current liabilities	952	731
Long Term Liabilities:
Long term lease liabilities	252	350
Total liabilities	1,204	1,081

Commitments and contingencies (note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 36,349,881 and 31,581,666 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	96,083	91,035
Accumulated other comprehensive income (loss)	(1)	9
Accumulated deficit	(85,893)	(82,765)
Total ClearSign Technologies Corporation stockholders' equity	10,193	8,282
Noncontrolling Interest	—	—
Total equity	10,193	8,282

Total Liabilities and Equity	$11,397	$9,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$363
Cost of goods sold	—	505	—	730

Gross loss	—	(505)	—	(367)

Operating expenses:
Research and development	188	472	296	1,298
General and administrative	1,472	1,565	2,881	2,898

Total operating expenses	1,660	2,037	3,177	4,196

Loss from operations	(1,660)	(2,542)	(3,177)	(4,563)

Other income
Gain on forgiveness of debt	—	251	—	251
Gain from sale of assets	14	—	37	—
Other income, net	8		12	—
Total other income	22	251	49	251

Net loss	(1,638)	(2,291)	(3,128)	(4,312)
Net loss attributed to non-controlling interest	—	1	—	—
Net Loss	$(1,638)	$(2,290)	$(3,128)	$(4,312)

Net loss per share - basic and fully diluted	$(0.05)	$(0.07)	$(0.09)	$(0.14)

Weighted average number of shares outstanding - basic and fully diluted	33,541,408	31,314,816	33,378,054	30,922,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During The Six Months Ended June 30, 2022 and 2021

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282
Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12
Share based compensation	3	—	80	—	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Net loss	—	—	—	—	(1,490)	(1,490)
Balances at March 31, 2022	32,155	3	91,807	9	(84,255)	7,564

Share based compensation	—	—	50	—	—	50
Shares issued through the use of At-The Market issuance ($1.71 average per share)	5	—	9	—	—	9
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Shares issued in stock offering ($1.11 average per share)	4,186	1	4,210	—	—	4,211
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(1,638)	(1,638)
Balances at June 30, 2022	36,350	$4	$96,083	$(1)	$(85,893)	$10,193

						Total ClearSign
				Accumulated Other		Technologies Corp.
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances at December 31, 2020	30,077	$3	$84,411	$—	$(74,874)	$9,540	$1	$9,541
Shares issued upon exercise of options ($1.90 per share)	1	—	2	—	—	2	—	2
Shares issued upon exercise of options ($3.80 per share)	9	—	36	—	—	36	—	36
Shares issued upon exercise of options ($1.21 per share)	3	—	4	—	—	4	—	4
Shares issued upon exercise of options ($1.80 per share)	38	—	67	—	—	67	—	67
Fair value of stock options issued for board service	—	—	210	—	—	210	—	210
Fair value of stock issued in payment of accrued compensation	64	—	217	—	—	217	—	217
Share based compensation	—	—	410	—	—	410	—	410
Shares issued through the use of At-The Market issuance	941	—	4,469	—	—	4,469	—	4,469
Proceeds receivable from At-The Market issuance	—	—	(1,076)	—	—	(1,076)	—	(1,076)
Shares issued for services ($2.33 per share)	4	—	9	—	—	9	—	9
Net loss	—	—	—	—	(2,021)	(2,021)	—	(2,021)
Balances at March 31, 2021	31,137	3	88,759	—	(76,895)	11,867	1	11,868

Shares issued upon exercise of options ($3.10 per share)	17	—	54	—	—	54	—	54
Shares issued upon exercise of options ($0.89 per share)	42	—	36	—	—	36	—	36
Shares issued upon exercise of options ($1.85 per share)	3	—	6	—	—	6	—	6
Shares issued upon exercise of options ($1.21 per share)	95	—	72	—	—	72	—	72
Shares issued upon exercise of options ($0.98 per share)	23	—	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	6	—	—	—	—	—	—	—
Fair value of stock options issued for board service	—	—	52	—	—	52	—	52
Share based compensation	—	—	19	—	—	19	—	19
Shares issued through the use of At-The Market issuance	152	—	1,916	—	—	1,916	—	1,916
Shares issued for services ($2.33 per share)	4	—	9	—	—	9	—	9
Net loss	—	—	—	—	(2,290)	(2,290)	(1)	(2,291)
Balances at June 30, 2021	31,479	$3	$90,923	$—	$(79,185)	$11,741	$—	$11,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,128)	$(4,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	14	18
Share based compensation	130	691
Depreciation and amortization	72	92
Estimated losses on contracts	—	574
Gain from sale of fixed assets	(37)	—
Gain on forgiveness of Payroll Protection Program Loan and interest	—	(251)
Change in operating assets and liabilities:
Contract assets	(448)	(590)
Accounts receivable	33	—
Prepaid expenses and other assets	(260)	(81)
Accounts payable and accrued liabilities	102	6
Accrued compensation and related taxes	175	225
Contract liabilities	—	(46)
Net cash used in operating activities	(3,347)	(3,674)

Cash flows from investing activities:
Acquisition of fixed assets	(5)	(25)
Disbursements for patents and other intangible assets	(73)	(69)
Proceeds from sale of fixed assets	37	—
Net cash used in investing activities	(41)	(94)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	4,798	5,309
Proceeds from exercise of stock options and warrants	—	277
Net cash provided by financing activities	4,798	5,586
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Cash and cash equivalents:
Net change in cash and cash equivalents	1,400	1,818
Cash and cash equivalents, beginning of period	7,607	8,824
Cash and cash equivalents, end of period	$9,007	$10,642

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$107	$217

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

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $89.2 million in gross proceeds through the sale of its equity securities. During the six months ended June 30, 2022, the Company raised approximately $4.8 million in net proceeds by issuing approximately 4.7 million shares of common stock. Subsequent to the six months ended June 30, 2022, the Company raised additional funds by selling approximately 1.5 million shares to clirSPV, LLC, which resulted in net cash proceeds of $1.7 million. Refer to Note 6 – Equity for further details.

The Company has incurred losses since its inception totaling $85.9 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”). When applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied. Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

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

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes a right-of-use asset and a lease liability measured at the present value of the lease payments at the time of the lease inception or modification. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Leases with a term of one year or less are considered short term leases with rent expense recognized over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective lease assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over three to four years. Maintenance and repairs are expensed as incurred.

Patents and Trademarks

Third-party expenses related to patents and trademarks are recorded at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patent application costs are deferred pending the outcome of patent and trademark applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no continuing value in current business activity. The Company evaluates the recoverability of the carrying values of intangible assets each reporting period.

Impairment of Long-Lived Assets

The Company tests long-lived assets, consisting of fixed assets, patents, trademarks, and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected from the use and eventual disposition of the assets. In the event an asset is not fully recoverable, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Fair value is determined based on the present value of estimated expected cash flows using a discount rate commensurate with the risks involved, quoted market prices, or appraised values depending upon the nature of the assets. Losses on long-lived assets to be disposed are determined in a similar manner, except those fair values are reduced for the cost of disposal.

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

The Company’s financial instruments primarily consist of cash equivalents, accounts receivable, accounts payable, and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term nature of these instruments.

The Company did not identify any other recurring or non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the six months ended June 30, 2022 and June 30, 2021, the Company did not receive any funds from such arrangements to partially offset funding for research and development activities.

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

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 include assets amounting to approximately $182 thousand and $274 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which none has been paid to date. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

Foreign Currency

Assets and liabilities of ClearSign Asia Limited with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s condensed consolidated balance sheets in the stockholders’ equity section as a component of accumulated other comprehensive income (loss).

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2022 and December 31, 2021, potentially dilutive shares outstanding amounted 3.4 million and 3.3 million, respectively.

Recently Issued Accounting Pronouncements

In June 2017, the FASB issued an Accounting Standards Update (“ASU”) 2016-13, Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on its financial statements.

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

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$393	$722
Office furniture and equipment	173	218
Leasehold improvements	192	192
	758	1,132
Accumulated depreciation and amortization	(689)	(1,055)
	69	77
Operating lease ROU assets, net	408	453
Total	$477	$530

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 totalled $13 thousand and $20 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2022, the Company entered into a new lease agreement for its Beijing office space for a period of one year. We classified this lease as an operating lease since it is more likely than not the lease will be renewed at the end of its term. Prior to entering into this new lease agreement, the monthly rent for the old Beijing office space was approximately $5 thousand, equating to a short term lease expense of $23 thousand for the six months ended June 30, 2022.

The Seattle, Tulsa, and Beijing leases are classified as operating leases, with remaining terms ranging from one to six years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. In 2021, the Company accrued an estimated cost of $32 thousand to prepare for the restoration of the Seattle office. The Company plans to exit the Seattle lease on or before contract termination as part of our headquarters move from Seattle to Tulsa. In preparation for this move, the Company entered into the Tulsa operating lease agreement in April 2021.

The Seattle and Tulsa leases contain fixed annual lease payments that increase annually by factors that range between 2% to 3%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $22 thousand. Contractual agreements contain expiration dates ranging from less than twelve months to less than six years.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Operating lease ROU assets, net	$408	$453
Lease Liabilities:
Current lease liabilities	$227	$205
Long term lease liabilities	252	350
Total lease liabilities	$479	$555

June 30,
2022
Weighted average remaining lease term (in years):	2.4
Weighted average discount rate:	5.8%

Operating lease costs for the three and six months ended June 30, 2022 are $46 thousand and $88 thousand, respectively. Operating lease costs for the three and six months ended June 30, 2021 are $61 thousand and $96 thousand, respectively.

	For the Six Months Ended
Supplemental cash flow information related to leases is as follows:	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$119	$124
Non-cash impact of new leases and lease modifications
New operating lease liabilities	$25	$320

Minimum future payments under the Company’s lease liabilities as of June 30, 2022 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2022 (remaining 6 months)	$131	$143
2023	122	136
2024	54	65
2025	59	66
2026	63	67
Thereafter	50	51
Total	$479	$528

At June 30, 2022, $49 thousand of our future minimum lease payments represented interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Patents
Patents pending	$509	$439
Issued patents	577	577
	1,086	1,016
Trademarks
Trademarks pending	3	3
Registered trademarks	96	94
	99	97
Other	8	8
	1,193	1,121
Accumulated amortization	(381)	(322)
	$812	$799

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2022 is as follows:

(in thousands)
2022 (remaining 6 months)	$59
2023	96
2024	74
2025	42
2026	9
Thereafter	12
$292

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the six months ended June 30, 2022 and 2021, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset to research and development expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized no revenues and cost of goods sold during the three and six months ended June 30, 2022.

The Company recognized no revenue during the three months ended June 30, 2021. The Company recognized $363 thousand during the six months ended June 30, 2021 from the completion and delivery of a multi burner product contract with an infrastructure company.

During the three and six months ended June 30, 2021, the Company recognized cost of goods sold of $505 thousand and $730 thousand, respectively. Cost of sales during the three months ended June 30, 2021 consisted of $556 thousand in estimated losses on two contracts that the Company anticipates will show losses upon completion. This was offset by adjustments totaling $35 thousand related to the reversal of an accrual for product warranty that expired on a completed project from the year 2018, and $16 thousand in adjustments for residual cost accruals. Cost of sales during the six months ended June 30, 2021 consisted of cost of goods sold of $250 thousand, including a $36 thousand warranty accrual, recorded upon completion of the burner contract, and $574 thousand in estimated losses on two contracts that the Company anticipates will show losses upon completion. The recognized cost of goods sold was offset by adjustments totaling $86 thousand related to the reversals of accruals for product warranties that expired on four completed projects from the year 2018, and $8 thousand in adjustments for residual cost accruals.

The Company had contract assets of $486 thousand and $39 thousand at June 30, 2022 and December 31, 2021, respectively. The Company had contract liabilities of $84 thousand at June 30, 2022 and December 31, 2021.

Note 6 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In July 2018, the Company completed a private equity offering and executed a Stock Purchase Agreement with clirSPV LLC, which permits participation in future capital raising transactions (the “Participation Right”) on the same terms as other investors participating in such transactions. In no event may the Participation Right be exercised to the extent it would cause clirSPV LLC or any of its affiliates to beneficially own 20% or more of the Company’s then outstanding common stock or hold shares with 20% or more of the voting power. In May 2022, the Company signed an agreement with clirSPV LLC, that provides for an election right to extend the Participation Right beyond the original expiration date of December 31, 2023, but to no later than June 30, 2027. This election is pursuant to specific terms and conditions and expires on December 31, 2023.

On June 1, 2022, the Company completed a firm commitment underwritten public offering pursuant to an underwriting agreement, dated May 27, 2022, by and between the Company and Newbridge Securities Corporation by issuing 4,186 thousand shares of common stock at a price to the public of $1.11 per share, resulting in gross proceeds of approximately $4.6 million and net cash proceeds of approximately $4.2 million.

The Company has an At-The-Market (“ATM”) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million. During the six months ended June 30, 2022, the Company issued approximately 501 thousand shares of its common stock at an average price of $1.24 per share for gross proceeds of approximately $624 thousand and net cash proceeds of approximately $587 thousand. As of June 30, 2022, the Company has issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

Equity Incentive Plan

On June 17, 2021, the Company's shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Company to grant Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares, to eligible participants, which includes employees, directors and consultants. The Compensation Committee of the Board of Directors is authorized to administer the 2021 Plan.

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

Ending balances of the Plans are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Outstanding options and restricted stock units	3,358	3,076
Reserved but unissued shares under the Plans	2,706	2,901
Total authorized shares under the Plans	6,064	5,977

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

June 30,
2022
Expected life	5.71 years
Weighted average volatility	77.64%
Weighted average risk-free interest rate	1.39%
Expected dividend rate	0%

Compensation expense associated with stock option awards for the three and six months ended June 30, 2022 totaled $15 thousand and $57 thousand, respectively. Compensation expense associated with stock option awards for the three and six months ended June 30, 2021 totaled $19 thousand and $429 thousand, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	June 30,
	2022
(in thousands)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	2,964	$2.06	6.89
Granted	88	$1.26	9.51
Exercised	(3)	$0.89	—
Forfeited/Expired	(10)	$2.93	—
Outstanding at June 30	3,039	$2.03	6.47
Exercisable at June 30	2,212	$1.71	5.79

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at June 30, 2022 is $291 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At June 30, 2022, there was $1.7 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

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

The vesting of the RSU grants is contingent upon the occurrence of one of four future events which the Company cannot predict or control. Accordingly, stock based compensation has not been recognized for services performed during each of the six months ended June 30, 2022 or 2021 in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). During the six months ended June 30, 2022, the Company issued 110 thousand RSUs for board services amounting to $170 thousand of unrecognized compensation.

During January 2022, the Company issued retention bonuses for employees in the form of RSUs. These awards vest 12 months from the date of award for services rendered in 2022. During the six months ended June 30, 2022, the Company issued 97 thousand RSUs to employees amounting to $70 thousand of recognized compensation and $70 thousand for unrecognized compensation.

Stock Grants

During the six months ended June 30, 2022, the Company issued 66 thousand shares of common stock with a fair value of $1.44 per share to its employees. These shares were issued in lieu of cash for payment of 2021 accrued bonuses totaling $125 thousand that were recorded during the year ended December 31, 2021. In addition, the Company issued 3 thousand shares for a one-time $3 thousand bonus to one employee in recognition of their performance.

Consultant Stock Plan

The 2013 Consultant Stock Plan (the “Consultant Plan”) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board of Directors shall determine.

The Consultant Plan activity and change is as follows:

June 30,
(in thousands)	2022
Reserved but unissued shares, January 1	211
Grants	(8)
Reserved but unissued shares	203

The Consultant Plan compensation expense is summarized as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Compensation Expense	$14	$17
Weighted Average Value Per Share	$1.93	$2.33

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company's shareholders. During the year ended December 31, 2019, the Company granted 341 thousand non-qualified stock options to its Chief Executive Officer. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes valuation model was $176 thousand. The compensation expense recognized for these awards for the six months ended June 30, 2022 and 2021 was zero and $13 thousand, respectively.

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

Note 8 – The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $251 thousand (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan was evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan was unsecured with a 2-year term and bore interest at a rate of 1.00% per annum. The Company applied with the Small Business Administration, ("SBA") for loan forgiveness in January 2021. Payments on this note were deferred by the Lender until the forgiveness status of the loan was ascertained. In the second quarter of 2021, the Company received documentation from the SBA stating that this loan was forgiven in full. As a result, the Company recorded a $251 thousand gain on forgiveness of debt and accrued interest during the three and six months ended June 30, 2021.

Note 9 – Subsequent Events

Subsequent to June 30, 2022, the Company issued approximately 1,592 thousand shares to clirSPV LLC, at a price per share of $1.11, resulting in net cash proceeds to the Company of approximately $1,742 thousand. This offering to clirSPV LLC was executed pursuant to the Participation Right as described above in Note 6 - Equity.

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

We have incurred losses since inception totaling $85.9 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $89.2 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

In order to generate meaningful revenues, our technologies must gain market recognition and acceptance to develop sufficient recurring sales. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to support commercialization of our research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that we will be successful in achieving our long-term plans, or that such plans, if consummated, will result in profitable operations or enable us to continue in the long-term as a going concern.

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of June 30, 2022, our China asset balance totaled $182 thousand, or approximately 2%, compared to our total asset balance of $11,397 thousand. During the year ended December 31, 2021, revenues attributable to our China operations were $21 thousand, or approximately 3.4% compared to our total revenues of $607 thousand.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs are offset by any funds received from strategic partners in cost sharing, collaborative projects or government grants.

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

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash equivalents, accounts payable, accrued expenses and short-term investments in government securities. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributed to the short maturities of these instruments.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	June 30,
	2022	2021	$ Change	% Change
Revenues	$—	$—	$-	NA %
Cost of goods sold	—	505	$(505)	100.0%
Gross loss	—	(505)	$505	100.0%
Research and development	188	472	$(284)	60.2%
General and administrative	1,472	1,565	$(93)	5.9%
Operating Expenses	1,660	2,037	$(377)	18.5%
Other income, net	22	251	$(229)	91.2%
Net loss	$(1,638)	$(2,290)	$652	28.5%
Basic and diluted net income per common share	$(0.05)	$(0.07)	$0.02	28.6%

	For the Six Months Ended
(in thousands, except per share data)	June 30,
	2022	2021	$ Change	% Change
Revenues	$—	$363	$(363)	100.0%
Cost of goods sold	—	730	$(730)	100.0%
Gross loss	—	(367)	$367	100.0%
Research and development	296	1,298	$(1,002)	77.2%
General and administrative	2,881	2,898	$(17)	0.6%
Operating Expenses	3,177	4,196	$(1,019)	24.3%
Other income, net	49	251	$(202)	80.5%
Net loss	$(3,128)	$(4,312)	$1,184	27.5%
Basic and diluted net income per common share	$(0.09)	$(0.14)	$0.05	35.7%

Sales and Gross Profit

Consolidated revenues were zero for the three months ended June 30, 2022 and 2021.

Consolidated revenues for the six months ended June 30, 2022, were zero compared to revenues of $363 thousand for six months ended June 30, 2021. During the six months ended June 30, 2021, consolidated revenues included revenues from our burner product line for a sale that occurred in the United States.

Gross loss for the three months ended June 30, 2022, decreased by $505 thousand, or 100.0%, compared to the three months ended June 30, 2021. During the three months ended June 30, 2021, negative gross profit occurred predominantly due to recognizing estimated contract losses from our ExxonMobil project.

Gross loss for the six months ended June 30, 2022, decreased by $367 thousand, or 100.0%, compared to the six months ended June 30, 2021. During the six months ended June 30, 2021, negative profit from our estimated ExxonMobil contract losses were offset by positive profit from our burner product line sale and reversals of product warranties that expired.

Research and Development

Research and development (“R&D”) expenses decreased by $284 thousand or approximately 60.2%, to $188 thousand for the three months ended June 30, 2022, as compared to $472 thousand during the three months ended June

30, 2021. During the three months ended June 30, 2022, R&D expenses decreased due to an organizational restructure that occurred at the beginning of 2022. We restructured our organization such that three engineers previously performing R&D functions were reassigned to business development functions, which shifted salaries of approximately $174 thousand to G&A expense. This reassignment occurred at the beginning of 2022 and will affect the remainder of the year, and was executed to focus engineers on sales initiatives related to customer technical support. Decreases in human capital costs also favorably impacted R&D expenses by $123 thousand for the three months ended June 30, 2022, when compared to the three months ended June 30, 2021.

R&D expenses decreased by $1,002 thousand, or approximately 77.2%, to $296 thousand for the six months ended June 30, 2022, as compared to $1,298 thousand during the six months ended June 30, 2021. During the six months ended June 30, 2022, our organizational restructure favorably impacted R&D expenses by $281 thousand compared to the six months ended June 30, 2021. Decreases in human capital related to headcount reductions favorably impacted R&D expenses by $246 thousand for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021. In additions, product development costs trended down by $181 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to engineers focusing on business development functions.

General and Administrative

General and administrative (“G&A”) expenses decreased by $93 thousand, or approximately 5.9%, to $1,472 thousand for the three months ended June 30, 2022, as compared to $1,565 thousand during the three months ended June 30, 2021. A one-time severance accrual for our prior CFO during the three months ended June 30, 2021, favorably affected G&A by $100 thousand, when compared to the three months ended June 30, 2022. Board compensation decreased by $136 thousand in the three months ended June 30, 2022, when compared to the three months ended June 30, 2021. This compensation decrease was attributed to two key factors: (i) changing payment of director compensation from stock options to restricted stock units, and (ii) deferring compensation expense as required by accounting standard ASC 718 Stock Compensation. Refer to Note 6 - Equity for further details. During the three months ended June 30, 2022, G&A expenses increased by $174 thousand compared to the prior three months ended June 30, 2021, due to our organizational restructure referenced in the R&D explanation above.

G&A expenses decreased by $17 thousand, or approximately 0.6%, to $2,881 thousand for the six months ended June 30, 2022, as compared to $2,898 thousand during the six months ended June 30, 2021. Decreases in board compensation were offset by increases in G&A expenses for our organizational restructure during the six months ended June 30, 2022, when compared to the six months ended June 30, 2021.

Other Income

The impact of the $251 thousand loan forgiveness during the three and six months ended June 30, 2021, primarily drove the unfavorable change when compared to the three and six months ended June 30, 2022.

The impact of selling fixed assets from our Seattle office location favorably impacted other income by $14 thousand and $37 thousand for the three months and six months ended June 30, 2022, respectively. In January 2022, the board of directors approved the relocation of our headquarters from Seattle, Washington to Tulsa, Oklahoma. After approval, we began soliciting bids for our used lab and office equipment.

Net Loss

Net loss for the three months ended June 30, 2022, was $1,638 thousand compared to $2,290 thousand for the three months ended June 30, 2021, or an approximate 28.5% decrease. The $652 thousand decrease in net loss during the three months ended June, 2022 is primarily attributable to zero gross profit during the three months ended June 30, 2022, compared to negative gross profit for the three months ended June 30, 2021.

Net loss for the six months ended June 30, 2022, was $3,128 thousand compared to $4,312 thousand for the six months ended June 30, 2021, or an approximate 27.5% decrease. The $1,184 thousand decrease in net loss during the three months ended June, 2022 is primarily attributable to decreased operating expenses during the six months ended June 30, 2022, when compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, our cash and cash equivalent balance totaled $9,007 thousand compared to $7,607 thousand at December 31, 2021, an increase of $1,400 thousand.

At June 30, 2022, our current assets were in excess of current liabilities resulting in working capital of $9,146 thousand as compared to $7,293 thousand at December 31, 2021. During the six months ended June 30, 2022, working capital has been funded with approximately $4,798 thousand in net cash proceeds from our equity offerings during 2022. Subsequent to the six months ended June 30, 2022, the Company raised an additional $1,742 thousand in net cash proceeds by issuing approximately 1,592 thousand shares to clirSPV LLC. This equity offering was made pursuant to a purchase right agreement between clirSPV LLC and the Company. Refer to Note 9 – Subsequent Events for further details.

Operating activities for the six months ended June 30, 2022, resulted in cash outflows of $3,347 thousand, primarily due to the loss for the period of $3,128 thousand, offset with non-cash expenses of $179 thousand.

Operating activities for the six months ended June 30, 2021, resulted in cash outflows of $3,674 thousand, primarily due to the loss for the period of $4,312 thousand, offset with non-cash expenses of $1,124 thousand.

Investing activities for the six months ended June 30, 2022, resulted in cash outflows of $78 thousand in disbursements for fixed and intangible assets, and cash inflows of $37 thousand in proceeds from fixed asset sales, compared to cash outflows of $94 thousand in disbursements for fixed and intangible assets for the six months ended June 30, 2021.

Financing activities for the six months ended June 30, 2022, included $4,798 thousand in net proceeds from the sale of 501 thousand shares of our common stock through our ATM program at an average price of $1.24 per share, and sale of 4.2 million shares of our common stock through a public offering at an average price of $1.11 per share.

Financing activities for the six months ended June 30, 2021, included $5,309 thousand in net proceeds from the sale of 1,093 thousand shares of our common stock at an average price of $5.03 per share through our ATM program. Financing activities for the six months ended June 30, 2021, also included $277 thousand from the exercise of option awards and warrants.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 which we filed with the Securities and Exchange Commission on March 31, 2022, and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date.

Macroeconomic pressures in the markets in which we operate may adversely affect our financial results.

Geopolitical issues around the world can impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While we do not purchase any of significant raw materials directly from Russia, it is a significant global producer of fuel, nickel, and copper. Disruptions in the markets for those inputs could negatively impact the world and domestic economy. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia, Russia's other allies or other countries with which Russia has significant trade or financial ties, including China. The conflict in Ukraine may also exacerbate geopolitical tensions globally. While the demand of our services in the U.S. has not yet been affected by this conflict in Ukraine and fuel prices, we cannot predict the impact that the conflict may have on future financial results. For example, domestic customers for some of our product lines may choose to reduce discretionary spending on goods and services such as ours until fuel and oil price volatility subsides.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2022, we issued 3,750 shares of common stock at a price per share of $1.93, the closing price of our common stock on November 19, 2021, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended June 30, 2022. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended effective September 8, 2021 (2)
10.1*+	Amendment to Employment Agreement between the Company and Colin James Deller
10.2	Purchase Right Waiver of clirSPV LLC (3)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

+ Agreement with management or compensatory plan or arrangement.

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2021.
(3)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 15, 2022	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)