Form 10-Q
period 2022-09-30
ClearSign Technologies Corp
filed 2022-11-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(Zip Code)

(918) 236-6461

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of November 1, 2022, the issuer has 38,019,951 shares of common stock, par value $0.0001, issued and outstanding.

September 30, 2022	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and, 2021	2

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three month periods during the nine months ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	SIGNATURES	31

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$5,880	$7,607
Short-term held-to-maturity investments	3,900	—
Accounts receivable, net	38	33
Contract assets	284	39
Prepaid expenses and other assets	506	345
Total current assets	10,608	8,024

Fixed assets, net	427	530
Patents and other intangible assets, net	818	799
Other assets	10	10

Total Assets	$11,863	$9,363

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$287	$224
Current portion of lease liabilities	180	205
Accrued compensation and related taxes	300	218
Contract liabilities	61	84
Total current liabilities	828	731
Long Term Liabilities:
Long term lease liabilities	239	350
Total liabilities	1,067	1,081

Commitments and contingencies (note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 38,019,951 and 31,581,666 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	98,008	91,035
Accumulated other comprehensive income (loss)	(11)	9
Accumulated deficit	(87,205)	(82,765)
Total ClearSign Technologies Corporation stockholders' equity	10,796	8,282
Noncontrolling Interest	—	—
Total equity	10,796	8,282

Total Liabilities and Equity	$11,863	$9,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$324	$190	$324	$553
Cost of goods sold	201	278	201	1,008

Gross profit (loss)	123	(88)	123	(455)

Operating expenses:
Research and development	97	1,138	393	2,436
General and administrative	1,461	1,131	4,342	4,029

Total operating expenses	1,558	2,269	4,735	6,465

Loss from operations	(1,435)	(2,357)	(4,612)	(6,920)

Other income
Interest, net	35	—	35	—
Government assistance	88	—	100	—
Gain on forgiveness of debt	—	—	—	251
Gain from sale of assets	—	—	37	—
Other income, net	—	4	—	4
Total other income	123	4	172	255

Net loss	(1,312)	(2,353)	(4,440)	(6,665)
Net loss attributed to non-controlling interest	—	—	—	(1)
Net loss attributed to common stockholders	$(1,312)	$(2,353)	$(4,440)	$(6,664)

Net loss per share - basic and fully diluted	$(0.03)	$(0.07)	$(0.13)	$(0.21)

Weighted average number of shares outstanding - basic and fully diluted	37,871,291	31,491,174	34,435,117	31,114,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During The Nine Months Ended September 30, 2022 and 2021

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Income (loss)	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282	$—	$8,282
Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12	—	12
Share based compensation	3	—	80	—	—	80	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7	—	7
Net loss	—	—	—	—	(1,490)	(1,490)	—	(1,490)
Balances at March 31, 2022	32,155	3	91,807	9	(84,255)	7,564	—	7,564

Share based compensation	—	—	50	—	—	50	—	50
Shares issued through the use of At-The Market issuance ($1.71 average per share)	5	—	9	—	—	9	—	9
Shares issued for services ($1.93 per share)	4	—	7	—	—	7	—	7
Shares issued in stock offering ($1.11 per share)	4,186	1	4,210	—	—	4,211	—	4,211
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)	—	(10)
Net loss	—	—	—	—	(1,638)	(1,638)	—	(1,638)
Balances at June 30, 2022	36,350	4	96,083	(1)	(85,893)	10,193	—	10,193

Share based compensation	64	—	177	—	—	177	—	177
Shares issued upon cashless exercise of options ($0.89 per share)	10	—	—	—	—	—	—	—
Shares issued pursuant to purchase right ($1.11 per share)	1,592	—	1,741	—	—	1,741	—	1,741
Shares issued for services ($1.93 per share)	4	—	7	—	—	7	—	7
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)	—	(10)
Net loss	—	—	—	—	(1,312)	(1,312)	—	(1,312)
Balances at September 30, 2022	38,020	$4	$98,008	$(11)	$(87,205)	$10,796	$—	$10,796

					Total ClearSign
					Technologies Corp.
	Common Stock		Additional	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest	Equity
Balances at December 31, 2020	30,077	$3	$84,411	$(74,874)	$9,540	$1	$9,541
Shares issued upon exercise of options ($1.90 per share)	1	—	2	—	2	—	2
Shares issued upon exercise of options ($3.80 per share)	9	—	36	—	36	—	36
Shares issued upon exercise of options ($1.21 per share)	3	—	4	—	4	—	4
Shares issued upon exercise of options ($1.80 per share)	38	—	67	—	67	—	67
Fair value of stock options issued for board service	—	—	210	—	210	—	210
Fair value of stock issued in payment of accrued compensation	64	—	217	—	217	—	217
Share based compensation	—	—	410	—	410	—	410
Shares issued through the use of At-The Market issuance	941	—	4,469	—	4,469	—	4,469
Proceeds receivable from At-The Market issuance	—	—	(1,076)	—	(1,076)	—	(1,076)
Shares issued for services ($2.33 per share)	4	—	9	—	9	—	9
Net loss	—	—	—	(2,021)	(2,021)	—	(2,021)
Balances at March 31, 2021	31,137	3	88,759	(76,895)	11,867	1	11,868

Shares issued upon exercise of options ($3.10 per share)	17	—	54	—	54	—	54
Shares issued upon exercise of options ($0.89 per share)	42	—	36	—	36	—	36
Shares issued upon exercise of options ($1.85 per share)	3	—	6	—	6	—	6
Shares issued upon exercise of options ($1.21 per share)	95	—	72	—	72	—	72
Shares issued upon exercise of options ($0.98 per share)	23	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	6	—	—	—	—	—	—
Fair value of stock options issued for board service	—	—	52	—	52	—	52
Share based compensation	—	—	19	—	19	—	19
Shares issued through the use of At-The Market issuance	152	—	1,916	—	1,916	—	1,916
Shares issued for services ($2.33 per share)	4	—	9	—	9	—	9
Net loss	—	—	—	(2,290)	(2,290)	(1)	(2,291)
Balances at June 30, 2021	31,479	3	90,923	(79,185)	11,741	—	11,741

Shares issued upon exercise of options ($0.89 per share)	22	—	19	—	19	—	19
Shares issued upon exercise of options ($1.21 per share)	65	—	79	—	79	—	79
Shares issued upon exercise of options ($1.90 per share)	5	—	10	—	10	—	10
Shares issued for services ($2.33 per share)	4	—	9	—	9	—	9
Net reversal of share based compensation	—	—	(85)	—	(85)	—	(85)
Net loss	—	—	—	(2,353)	(2,353)	—	(2,353)
Balances at September 30, 2021	31,575	$3	$90,955	$(81,538)	$9,420	$—	$9,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,440)	$(6,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	21	27
Share based compensation	307	606
Depreciation and amortization	113	215
Impairment of intangible assets	—	236
Gain from sale of fixed assets	(37)	—
Gain on forgiveness of Payroll Protection Program Loan and interest	—	(251)
Change in operating assets and liabilities:
Contract assets	(245)	92
Accounts receivable	(5)	—
Prepaid expenses and other assets	(161)	11
Accounts payable and accrued liabilities	17	(160)
Accrued compensation and related taxes	189	441
Contract liabilities	(23)	(94)
Net cash used in operating activities	(4,264)	(5,542)

Cash flows from investing activities:
Acquisition of fixed assets	(5)	(66)
Disbursements for patents and other intangible assets	(114)	(69)
Proceeds from sale of fixed assets	37	—
Purchases of held-to-maturity short-term US treasuries	(3,900)	—
Net cash used in investing activities	(3,982)	(135)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,539	5,309
Proceeds from exercise of stock options and warrants	—	385
Net cash provided by financing activities	6,539	5,694
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Cash and cash equivalents:
Net change in cash and cash equivalents	(1,727)	17
Cash and cash equivalents, beginning of period	7,607	8,824
Cash and cash equivalents, end of period	$5,880	$8,841

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$107	$217

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

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $91 million in gross proceeds through the sale of its equity securities. During the nine months ended September 30, 2022, the Company raised approximately $6.5 million in net proceeds by issuing approximately 6.3 million shares of common stock.

The Company has incurred losses since its inception totaling $87.2 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”). When applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied. Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

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

Contract Acquisition Costs and Practical Expedients

For contracts that have a duration of less than one year, the Company follows ASC 606, Narrow Scope Improvements and Practical Expedients, and expenses those costs when incurred. For contracts with a life exceeding one year, the Company capitalizes those costs until performance obligations related to the contract are completed. The Company generally expenses sales commissions when incurred. The Company amortizes those costs within general and administrative expenses over the life of the contract.

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

Short-Term Investments

Short-term investments consist of U.S. treasuries with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis based on the Company’s positive intent and ability to hold these securities to maturity. As of September 30, 2022, the Company has not experienced any other-than-temporary impairment of its short-term investments.

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

The Company’s financial instruments primarily consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term nature of these instruments.

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

Government Assistance

We have adopted Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance, which requires footnote disclosure of assistance received from government entities. We record gross monies received from government entities in other income, and associated expenses such as salaries and supplies are recorded in Research and Development or General and Administration, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in accounts receivable.

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

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 include assets amounting to approximately $205 thousand and $274 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which none has been paid to date. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the recent COVID-19 pandemic.

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

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder agreement representing an ownership interest of 1.00% of ClearSign Asia Limited. The Company accounts for this noncontrolling interest pursuant to FASB Topic ASC 810, Consolidation, whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2022 and December 31, 2021, potentially dilutive shares outstanding amounted 3.1 million and 3.3 million, respectively.

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

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$393	$722
Office furniture and equipment	173	218
Leasehold improvements	192	192
	758	1,132
Accumulated depreciation and amortization	(695)	(1,055)
	63	77
Operating lease ROU assets, net	364	453
Total	$427	$530

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 totaled $19 thousand and $21 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2022, the Company entered into a new lease agreement for its Beijing office space for a period of one year. We classified this lease as an operating lease since it is more likely than not the lease will be renewed at the end of its term. Prior to entering into this new lease agreement, the monthly rent for the old Beijing office space was approximately $5 thousand, equating to an annual total short term lease expense of $23 thousand prior to termination in June 2022.

The Seattle, Tulsa, and Beijing leases are classified as operating leases, with remaining terms ranging from one to six years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. The Company accrued an estimated cost of $32 thousand in each of 2021 and 2022, for a total of approximately $64 thousand, to prepare for the restoration of the Seattle office. The Company plans to exit the Seattle lease on or before contract termination as part of our headquarters move from Seattle to Tulsa. In preparation for this move, the Company entered into the Tulsa operating lease agreement in April 2021.

The Seattle and Tulsa leases contain fixed annual lease payments that increase annually by factors that range between 2% to 3%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $22 thousand. Contractual agreements contain expiration dates ranging from less than twelve months to less than six years.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Operating lease ROU assets, net	$364	$453
Lease Liabilities:
Current lease liabilities	$180	$205
Long term lease liabilities	239	350
Total lease liabilities	$419	$555

September 30,
2022
Weighted average remaining lease term (in years):	2.4
Weighted average discount rate:	5.7%

Operating lease costs for the three and nine months ended September 30, 2022 are $49 thousand and $138 thousand, respectively. Operating lease costs for the three and nine months ended September 30, 2021 are $66 thousand and $162 thousand, respectively.

	For the Nine Months Ended
Supplemental cash flow information related to leases is as follows:	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$185	$162
Non-cash impact of new leases and lease modifications
New operating lease liabilities	$25	$—

Minimum future payments under the Company’s lease liabilities as of September 30, 2022 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2022 (remaining 3 months)	$60	$66
2023	134	148
2024	54	64
2025	58	66
2026	63	67
Thereafter	50	51
Total	$419	$462

At September 30, 2022, $43 thousand of our future minimum lease payments represented interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Patents
Patents pending	$364	$439
Issued patents	761	577
	1,125	1,016
Trademarks
Trademarks pending	6	3
Registered trademarks	95	94
	101	97
Other	8	8
	1,234	1,121
Accumulated amortization	(416)	(322)
	$818	$799

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2022 is as follows:

(in thousands)
2022 (remaining 3 months)	$38
2023	133
2024	111
2025	79
2026	45
Thereafter	34
$440

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the nine months ended September 30, 2022 and 2021, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset to research and development expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $324 thousand of revenues and $201 thousand of cost of goods sold during the three and nine months ended September 30, 2022. The revenue and cost of goods sold are mostly in connection with the completion of a technology validation project.

The Company recognized $190 thousand of revenue during the three months ended September 30, 2021 and $553 thousand during the nine months ended September 30, 2021. Revenues were generated from the completion and delivery of our process burner products to a global supermajor oil company and domestic infrastructure company.

During the three and nine months ended September 30, 2021, the Company recognized cost of goods sold of $278 thousand and $1,008 thousand, respectively. Cost of goods sold during the three months ended September 30, 2021 consisted of $182 thousand in estimated losses on a contract that the Company anticipated would show losses upon completion and $96 thousand related to the delivery and sale of a process burner product.

Cost of goods sold during the nine months ended September 30, 2021 consisted of $390 thousand recorded upon completion of a process burner contract and $712 thousand in anticipated contract losses upon completion of the contract. These amounts were offset by adjustments totaling $86 thousand related to the reversals of accruals for product warranties that expired and $8 thousand of accrual adjustments.

The Company had contract assets of $284 thousand and $39 thousand at September 30, 2022 and December 31, 2021, respectively. The Company had contract liabilities of $61 thousand and $84 thousand at September 30, 2022 and December 31, 2021.

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

On June 1, 2022, the Company completed a firm commitment underwritten public offering pursuant to an underwriting agreement, dated May 27, 2022, by and between the Company and Newbridge Securities Corporation by issuing 4,186 thousand shares of common stock at a price to the public of $1.11 per share, resulting in gross proceeds of approximately $4.6 million and net cash proceeds of approximately $4.2 million. During July 2022, the Company issued approximately 1,592 thousand shares to clirSPV LLC pursuant to the Participation Right, at a price per share of $1.11, resulting in net cash proceeds to the Company of approximately $1.7 million.

The Company has an At-The-Market (“ATM”) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million. During the three months ended September 30, 2022, the Company issued zero shares of its common stock from the ATM program. During the nine months ended September 30, 2022, the Company issued approximately 501 thousand shares of its common stock at an average price of $1.24 per share for gross proceeds of approximately $624 thousand and net cash proceeds of approximately $587 thousand. As of September 30, 2022, the Company has issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under our shelf registration statement on Form S-3, our ATM Offering Sales Agreement or other common stock offerings.

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

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of Common Stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2022, the board of directors approved an increase of 150,423 shares.

Ending balances of the Plans are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Outstanding options and restricted stock units	3,114	3,076
Reserved but unissued shares under the Plans	2,866	2,901
Total authorized shares under the Plans	5,980	5,977

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

September 30,
2022
Expected life	5.71 years
Weighted average volatility	77.64%
Weighted average risk-free interest rate	1.39%
Expected dividend rate	0%

Compensation expense associated with stock option awards for the three and nine months ended September 30, 2022 totaled $27 thousand and $84 thousand, respectively. Compensation expense associated with stock option awards for the three and nine months ended September 30, 2021 totaled $(85) thousand and $344 thousand, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	September 30,
	2022
(in thousands)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1	2,964	$2.06	6.89
Granted	88	$1.26	9.26
Exercised	(43)	$0.89	—
Forfeited/Expired	(230)	$1.99	—
Outstanding at September 30	2,779	$2.05	6.66
Exercisable at September 30	1,952	$1.70	6.08

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at September 30, 2022 is $53 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At September 30, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

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

The vesting of the RSU grants is contingent upon the occurrence of one of four future events which the Company cannot predict or control. For the nine months ended September 30, 2022, one of the events occurred relating to a director who resigned in August 2022, and stock-based compensation for board services totaled $114 thousand representing the vesting of 65 thousand RSUs. For active directors at September 30, 2022, stock based compensation has not been recognized for services performed during the nine months ended September 30, 2022 in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). During the nine months ended September 30, 2022, the Company issued 190 thousand RSUs for board services amounting to $268 thousand. As of September 30, 2022, the Company has 237 thousand RSUs outstanding for board services amounting to $408 thousand of unrecognized compensation.

During January 2022, the Company issued retention bonuses for employees in the form of RSUs. These awards vest 12 months from the date of award for services rendered in 2022. During the nine months ended September 30, 2022, the Company issued 97 thousand RSUs to employees amounting to $105 thousand of recognized compensation and $35 thousand for unrecognized compensation.

Stock Grants

During 2022, the Company issued 66 thousand shares of common stock with a fair value of $1.44 per share to its employees. These shares were issued in lieu of cash for payment of 2021 accrued bonuses totaling $125 thousand that were recorded during the year ended December 31, 2021. In addition, the Company issued 3 thousand shares for a one-time $3 thousand bonus to one employee in recognition of their performance.

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

The Consultant Plan activity and change is as follows:

September 30,
(in thousands)	2022
Reserved but unissued shares, January 1	211
Grants	(12)
Reserved but unissued shares	199

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Compensation Expense	$7	$9	$21	$27
Weighted Average Value Per Share	$1.93	$2.33	$1.93	$2.33

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company's shareholders. During the year ended December 31, 2019, the Company granted 341 thousand non-qualified stock options to its Chief Executive Officer. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes valuation model was $176 thousand. The compensation expense recognized for these awards for the nine months ended September 30, 2022 and 2021 was zero and $13 thousand, respectively.

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

Note 8 – The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a loan in the amount of $251 thousand (the “PPP loan”) from Bank of America (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economics Security Act (the “CARES Act”) that was signed into law in March 2020. In accordance with the PPP, the Company was permitted to use the PPP loan proceeds to fund designated expenses, including certain payroll costs, rent, utilities, and other permitted expenses. The PPP loan was evidenced by a promissory note, dated effective May 1, 2020, issued by the Company to the Lender. The PPP loan was unsecured with a 2-year term and bore interest at a rate of 1.00% per annum. The Company applied with the Small Business Administration, ("SBA") for loan forgiveness in January 2021. Payments on this note were deferred by the Lender until the forgiveness status of the loan was ascertained. In the second quarter of 2021, the Company received documentation from the SBA stating that this loan was forgiven in full. As a result, the Company recorded a $251 thousand gain on forgiveness of debt and accrued interest during the nine months ended September 30, 2021.

Note 9 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with an estimated completion occurring in the first three months of 2023. The purpose of the grant is to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. The award allows the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and nine months ended September 30, 2022, the Company recognized $76 thousand in reimbursements from DOE.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the

Company. For the three and nine months ended September 30, 2022, the Company recognized $12 thousand and $24 thousand in government assistance. During the nine months ended September 30, 2021, the Company had no government assistance from this program.

Note 10 – Subsequent Events

The Company has evaluated subsequent events as of the date of this report, and has none to report.

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

We have incurred losses since inception totaling $87.2 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $91.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of September 30, 2022, our China asset balance totaled $205 thousand, or approximately 2%, compared to our total asset balance of $11,863 thousand. During the three and nine months ended September 30, 2022, our China operations reported zero revenues. During the year ended December 31, 2021, revenues attributable to our China operations were $21 thousand, or approximately 3.4% compared to our total revenues of $607 thousand.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	September 30,
	2022	2021	$ Change	% Change
Revenues	$324	$190	$134	70.5%
Cost of goods sold	201	278	$(77)	(27.7)%
Gross profit (loss)	123	(88)	$211	NM
Research and development	97	1,138	$(1,041)	(91.5)%
General and administrative	1,461	1,131	$330	29.2%
Operating Expenses	1,558	2,269	$(711)	(31.3)%
Other income, net	123	4	$119	NM
Net loss	$(1,312)	$(2,353)	$1,041	44.2%
Basic and diluted net income per common share	$(0.03)	$(0.07)	$0.04	57.1%

	For the Nine Months Ended
(in thousands, except per share data)	September 30,
	2022	2021	$ Change	% Change
Revenues	$324	$553	$(229)	(41.4)%
Cost of goods sold	201	1,008	$(807)	(80.1)%
Gross profit (loss)	123	(455)	$578	NM
Research and development	393	2,436	$(2,043)	(83.9)%
General and administrative	4,342	4,029	$313	7.8%
Operating Expenses	4,735	6,465	$(1,730)	(26.8)%
Other income, net	172	255	$(83)	(32.5)%
Net loss	$(4,440)	$(6,665)	$2,225	33.4%
Basic and diluted net income per common share	$(0.13)	$(0.21)	$0.08	38.1%
NM = Not meaningful

Sales and Gross Profit

Consolidated revenues for the three months ended September 30, 2022, were $324 thousand compared to $190 thousand for the same period in 2021. We recognized current period revenues from the closeout of our ExxonMobil technology validation project, and sale of our ClearSign CoreTM enclosed oxidizer product for a hydrogen production plant. ExxonMobil revenues were recognized upon receipt of cash to close out the contract. This cash receipt validated collectability requirements to recognize revenue per ASC 606 standards.

During the three months ended September 30, 2021, we recognized revenues predominantly from sales from our process burner product line.

Consolidated revenues for the nine months ended September 30, 2022, were $324 thousand compared to revenues of $553 thousand for the same period in 2021. Revenues recognized during the current nine months are described above.

During the nine months ended September 30, 2021, we recognized revenues primarily from sales from our process burner product line. Customer demand for the process burner product line came from a global supermajor oil company installing our burners into their European refinery, and an infrastructure company installing our burners into a domestic heater.

Gross profit for the three months ended September 30, 2022, increased by $211 thousand, compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, gross profit was generated predominantly by recognizing revenues from our ExxonMobil technology validation project. During the three months ended September 30, 2021, a gross loss was reported primarily due to estimated extensive testing costs related to our ExxonMobil technology validation project.

Gross profit for the nine months ended September 30, 2022, increased by $578 thousand, compared to the nine months ended September 30, 2021. Profit generated during the current nine months are described above. During the nine months ended September 30, 2021, a gross loss was reported primarily due to extensive testing costs related to our ExxonMobil technology validation project and our European refinery project.

Research and Development

Research and development (“R&D”) expenses decreased by $1,041 thousand or approximately 91.5%, to $97 thousand for the three months ended September 30, 2022, as compared to $1,138 thousand during the three months ended September 30, 2021. During the three months ended September 30, 2022, R&D expenses decreased due to an organizational restructure that occurred at the beginning of 2022. We restructured our organization such that some employees previously performing R&D functions were reassigned to business development functions, which shifted salaries of approximately $195 thousand to G&A (as discussed below) expense. This reassignment occurred at the beginning of 2022, will affect the remainder of the year, and was executed as part of our transition from focusing on research to focusing on the commercialization of our technologies. Decreases in human capital costs also favorably impacted R&D expenses by $109 thousand for the three months ended September 30, 2022, when compared to the same quarter in 2021. Product development expenses trended down by approximately $371 thousand when compared to the same quarter in 2021, due in large part to costs incurred in the prior year associated with the development of our water-tube and fire-tube boiler burner product lines. Additionally, during the three months ended September 30, 2022, we experienced no intellectual property impairments as compared to the same quarter in 2021, which reported a $200 thousand impact to R&D expenses.

R&D expenses decreased by $2,043 thousand, or approximately 83.9%, to $393 thousand for the nine months ended September 30, 2022, as compared to $2,436 thousand during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, our organizational restructure favorably impacted R&D expenses by approximately $476 thousand compared to the same nine months in 2021. Decreases in human capital related to headcount reductions favorably impacted R&D expenses by approximately $355 thousand for the nine months ended September 30, 2022, compared to the same nine months in 2021. Additionally, product development costs trended down by $552 thousand for the nine months ended September 30, 2022, compared to the same nine months in 2021, refer to explanation above for the majority of these expense reductions.

General and Administrative

General and administrative (“G&A”) expenses increased by $330 thousand, or approximately 29.2%, to $1,461 thousand for the three months ended September 30, 2022, as compared to $1,131 thousand during the three months ended September 30, 2021. During the three months ended September 30, 2022, G&A expenses increased by $195 thousand, when compared to the same quarter in 2021, due to our organizational restructure referenced in the R&D explanation above. Increases in human capital due to headcount additions unfavorably impacted G&A expenses by approximately $118 thousand, for the three months ended September 30, 2022, compared to the same three months in 2021. A one-time RSU vesting payment for the departure of a board member caused board compensation to increase by $114 thousand for the three months ended September 30, 2022. Expense increases were offset by expense decreases for consulting and temporary staffing costs of approximately $161 thousand, for the three months ended September 30, 2022, compared to the same three months in 2021. Consulting and temporary staffing costs were exceptionally high in 2021 due to the unexpected death of our prior CFO.

G&A expenses increased by $313 thousand, or approximately 7.8%, to $4,342 thousand for the nine months ended September 30, 2022, as compared to $4,029 thousand during the nine months ended September 30, 2021. Our organizational restructure referenced in the R&D explanation above increased expenses by approximately $476 thousand for the nine months ended September 30, 2022, compared to the same nine months in 2021. A one-time RSU vesting payment referenced in the above explanation increased costs by $114 thousand. Expense increases were offset by year-over-year decreases in board compensation expenses of approximately $261 thousand, for the nine months ended September 30, 2022, compared to the same nine months in 2021. This compensation decrease was attributed to two key factors: (i) changing payment of director compensation from stock options to restricted stock units, and (ii) deferring compensation expense as required by accounting standard ASC 718 Stock Compensation. Refer to Note 6 - Equity for further details.

Other Income

The receipt of government assistance monies related to our Oklahoma Quality Jobs rebate agreement and Department of Energy grant favorably impacted other income by $88 thousand for the three months ended September 30, 2022. Interest income primarily attributable to our short-term held-to-maturity U.S. treasuries favorably impacted other income by $35 thousand for the three months ended September 30, 2022.

The impact of the $251 thousand loan forgiveness during the nine months ended September 30, 2021, primarily drove the unfavorable change when compared to the nine months ended September 30, 2022. The unfavorable change was offset by interest income and government assistance described above.

Net Loss

Net loss for the three months ended September 30, 2022, was $1,312 thousand compared to $2,353 thousand for the three months ended September 30, 2021, or an approximate 44.2% decrease. The $1,041 thousand decrease in net loss during the three months ended September 30, 2022, is primarily attributable to the $1,041 thousand decrease in R&D expenses referenced in the above explanation.

Net loss for the nine months ended September 30, 2022, was $4,440 thousand compared to $6,665 thousand for the nine months ended September 30, 2021, or an approximate 33.4% decrease. The $2,225 thousand decrease in net loss during the nine months ended September 30, 2022 is primarily attributable to decreased R&D expenses during the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, our cash and cash equivalent balance totaled $5,880 thousand compared to $7,607 thousand at December 31, 2021, a decrease of $1,727 thousand. During the three months ended September 30, 2022, we invested $3,900 thousand in short-term held-to-maturity U.S. treasuries.

At September 30, 2022, our current assets were in excess of current liabilities resulting in working capital of $9,780 thousand as compared to $7,293 thousand at December 31, 2021. We have no contractual debt obligations, and the Company has sufficient working capital to fund current operating expenses for over twelve months. To the extent the Company requires additional funds more than 12 months from the date hereof, and customer cash collections cannot fund our needs, the Company may utilize equity offerings. Historically, the Company has funded operations predominately through equity offerings. Currently, the Company can sell shares of common stock through its ATM program. As noted in Note 6 – Equity, the remaining aggregate offering price on the ATM is approximately $8.7 million. During the nine months ended September 30, 2022, working capital was funded with approximately $6,539 thousand in net cash proceeds from our equity offerings during 2022.

Operating activities for the nine months ended September 30, 2022, resulted in cash outflows of $4,264 thousand, primarily due to the loss for the period of $4,440 thousand, offset with non-cash expenses of $404 thousand.

Operating activities for the nine months ended September 30, 2021, resulted in cash outflows of $5,542 thousand, primarily due to the loss for the period of $6,665 thousand, offset with non-cash expenses of $833 thousand.

Investing activities for the nine months ended September 30, 2022, resulted in cash outflows of $3,982 thousand, which is primarily attributable to $3,900 thousand of investments in short-term held-to-maturity US treasuries, and $114 thousand of disbursements for patents and other intangibles.

Investing activities for the nine months ended September 30, 2021, resulted in cash outflows of $135 thousand, primarily due to $66 thousand of fixed asset additions, and $69 thousand of disbursements for patents and other intangibles.

Financing activities for the nine months ended September 30, 2022, included $6,539 thousand in net proceeds from the sale of 501 thousand shares of our common stock through our ATM program at an average price of $1.24 per share, sale of 4.2 million shares of our common stock through a public offering at a price of $1.11 per share, and sale of 1.6 million shares of our common stock at a price of $1.11 per share pursuant to the Participant Right with clirSPV.

Financing activities for the nine months ended September 30, 2021, included $5.3 million in net proceeds from the sale of 1,093 thousand shares of our common stock at an average price of $5.03 per share through our ATM program, and $385 thousand from the exercise of option awards and warrants.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply with the continued minimum closing bid requirements of The Nasdaq Capital Market LLC (“Nasdaq”) by May 1, 2023 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On November 1, 2022, the Nasdaq staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2). We have been granted 180 calendar days, through May 1, 2023, to regain compliance. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet certain requirements.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 27, 2022, we issued 3,750 shares of common stock at a price per share of $1.93, the closing price of our common stock on November 19, 2021, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the nine months ended September 30, 2022. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

During July 2022, the Company issued 1,591,594 shares of common stock to clirSPV LLC (the “SPV”) pursuant the SPV’s participation right, at a price per share of $1.11, resulting in net cash proceeds to the Company of approximately $1,741 thousand. The participation right was exercised by clirSPV LLC on July 8, 2022 pursuant to the terms and conditions of a Stock Purchase Agreement dated July 12, 2018, as modified. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 14, 2022	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)