Form 10-K
period 2022-12-31
ClearSign Technologies Corp
filed 2023-03-31
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2022 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the common equity was $36,386,780.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 23, 2023, the registrant has 38,541,806 shares of common stock, par value $.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Technologies Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our ability to successfully develop and implement our technologies and achieve profitability;
●	our limited operating history;
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies and pricing;
●	our ability to manufacture any products we design;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement, rules on foreign investment and pandemic era regulations;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	the financial and operational impacts of the coronavirus pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements, revenue and marketing efforts and suppliers;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

ITEM 1. BUSINESS

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

Our combustion technology has been successfully deployed in commercial projects such as down-stream refining and upstream oil production. These applications include both our process burner and boiler burner technologies. Our process burner technology is able to operate in high-intensity multiple burner industrial applications at sites that are required to meet low air pollutant emissions. Our boiler burner technology, which has been proven to achieve ground-breaking low air pollutant emissions, has been deployed in the US and is currently undergoing commercialization in China. Due to the “zero tolerance” SARS-COV-2 virus (“coronavirus” or “COVID-19”) regulations enacted by Chinese authorities during 2022, our commercialization efforts in China were significantly delayed.

We believe that combustion equipment utilizing ClearSign Core technology is more effective and cost-efficient than current industry-standard air pollution control technologies, and can reduce NOx down to the levels required by new stringent emission regulations. NOx is a regulated greenhouse gas pollutant comprised of nitrogen oxide and nitrogen dioxide. These current technologies include selective catalytic reduction devices (SCRs), low- and ultra-low NOx burners, external flue gas recirculation systems and other similar technologies. Such air pollution control systems are widely used in places within our current target markets such as in petroleum refining and petrochemical process heaters, large-scale once through steam generators (OTSGs), enclosed flares, institutional commercial and industrial boilers and other similar equipment. We believe that our ClearSign Core technology can provide value to our customers not only by helping them meet current and possible future legislative mandates to reduce pollutant emissions, but also by improving operating efficiency and increasing overall return on investment.

Based on the operating data we have obtained from our installed products, burners utilizing ClearSign Core technology can provide increased heat transfer efficiency as compared to other emission reducing technologies. This is consistent with the physics of heat transfer and the mechanisms by which the technology functions. The reported increased heat transfer efficiency may potentially result in cost savings in the low to mid-single digit percentage range for burners employing our technology. We believe that these potential costs savings could produce an extremely attractive pay-back period for an investment in ClearSign Core technology-based burners. In addition, because the flame volumes in heaters utilizing ClearSign Core technology are typically small, heaters using our technology are expected to operate at a lower cost, have increased productivity, and require less maintenance and downtime compared to heaters that operate with enlarged flames produced by traditional low NOx burners. The flames in a ClearSign Core system are established from a predominantly premixed stream of fuel, combustion air and flue gasses stabilized on a downstream structure that promotes turbulence and ignition with minimal “bulking up”. In comparison, flames resulting from the traditional legacy process of slow mixing of the fuel and air, and dilutive inert flue gasses have a much larger size. With a lower volume flame in a ClearSign Core system, surfaces in the heater or boiler experience less touching by the flame and it is anticipated that our systems can virtually eliminate flame impingement. Our technology also enables burners to function better in tightly spaced heaters compared to the flames of traditional low NOx burners. Most importantly, using our technology has the potential to decrease process downtime required during installation compared to retrofits utilizing the legacy technology of SCRs or flue gas recirculation systems.

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

Our Industry

The combustion and emissions control systems markets are significant, both with respect to the wide array of industries in which the systems are used and the amount of capital spent installing and upgrading the systems. Combustion systems are used to provide heat for many different industrial and commercial processes, including boilers, petrochemical process heaters, and waste disposal systems. In order to maximize energy efficiency while keeping pace with regulatory guidelines for air pollution emissions, operators of combustion systems are continually installing, maintaining, and upgrading a variety of costly process control, air pollution control and monitoring systems. Although we believe that there are many potential markets for our ClearSign Core technology, to date we have limited the introduction of this technology to petroleum refining process heaters, energy infrastructure process heaters, boilers for steam and hot water generation, boilers for building heating systems, and enclosed flares. We have initially targeted these markets for various reasons, such as, but not limited to: (i) environmental regulations imposed on these markets, (ii) total available market size, (iii) this technology being the most readily adapted to the needs of these industries and (iv) management experience and expertise.

Our initial target markets center on the energy sector, including downstream oil refineries through the use of process heaters and boilers as well as upstream crude oil production through the use of Once Through Steam Generator (OTSGs) and wellhead enclosed flares. We believe operators in our domestic target markets are under pressure to meet current and proposed federal, state and local pollution emissions standards. The standards applicable to our target markets have been developed over the past 50 years with broad political input. Due to the localized effects of poor air quality, we expect these standards to continue to become more stringent regardless of political leadership. As an illustration, air pollution emission standards are most stringent in the states of California and Texas, which historically have had leadership from different political parties. We believe this to be the case in the U.S. and worldwide in most major developed and developing countries. As a result, these standards are a significant driver for our development and sales efforts. We believe that our ClearSign Core technology can provide a unique, cost-effective pollution control solution for operators in comparison to known competing products.

In the U.S., emissions standards largely emanate from the Clean Air Act, which is administered by the Environmental Protection Agency (EPA) and regulates six common criteria air pollutants, including ground-level ozone. These regulations are enforced by state and local air quality districts as part of their compliance plans. As a precursor to ground-level ozone, NOx is a pollutant that is regulated by local air quality districts in order to achieve the EPA limits. The 8-hour ground-level ozone regulations have been reduced from 80 parts per billion (ppb) in 1997, to 75 ppb in 2008, and 70 ppb in 2015, with the requirement of realizing these levels approximately 20 years following the year of legislation.

We have noted that local air quality districts designated by the EPA as “severe non-attainment zones” in California and Texas have undertaken a review of their air pollutant emissions regulations. These reviews are ongoing, in most regions, but two important regions have recently amended their local regulations to improve air quality. In December of 2020, the San Joaquin Valley region of California revised its regulations to require significant reductions in target NOx emissions from boilers, steam generators and process heaters. The greater Los Angeles area also revised its regulations in November of 2021. Under these revised regulations, it substantially reduced target emissions for process heaters, boilers and other similar equipment in accordance with a new and comprehensive Best Available Retrofit Control Technology (BARCT) analysis, which we believe will result in an increased demand for our services and products.

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

Our Proprietary Technology

ClearSign Core Burner Technology

The name “ClearSign Core” was adopted to describe the inclusion of ClearSign’s burner technology in the products of original equipment manufacturers (OEM). Including our technology in OEM burner products enables us to leverage our technology by providing OEMs with the ability to offer a new product range with our technologies’ unique capabilities and differentiated product performance.

Our ClearSign Core burner technology consists of an industrial burner body and a downstream flame stabilizing structure made of either porous ceramic or metal. When the unreacted mixture of gaseous fuel and air is directed at the flame stabilizing structure, the mixture ignites and the flame forms either within or immediately downstream from the structure itself. Because the fuel and air have more time to become a homogeneous mixture, NOx-forming hot spots and chemistry typically produced by such hot spots is reduced. In addition, the mixing and combustion propagating from the flame-stabilizing structure results in a dramatically shorter flame. The ability to modify the flame stabilizing structure enables a high level of control over the flame shape for optimization in a wide range of different applications. For example, we believe our ClearSign Core products, without any external fans or associated power, can significantly reduce the harmful emission of NOx to levels of 5 ppm or below, depending on the application. The shorter flame in a ClearSign Core product can also potentially allow a furnace to operate at a higher capacity. We believe that heaters using the ClearSign Core will be able to remain in operation for an extended time before the need for maintenance as its flame structure and heat transfer profile minimize the possibility of flame impingement, reduce the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) and reduce the likelihood of process tube failure all while operating with enhanced thermal efficiency.

Refinery and Petrochemical

Heater Technology

Boiler Technology

ClearSign Core Plug & Play Burners

Our ClearSign Core Plug & Play burners provide a simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product minimizes the customized engineering associated with retrofits and lends itself to mass production. The product was designed to enable quick and easy installation in single burner or multi-burner heaters or furnaces. We believe that the simplicity of the actions required to retrofit refinery process heaters with the ClearSign Core Plug & Play, and the potential ability to install the ClearSign Core Plug & Play will potentially contribute to demand for our ClearSign Core Plug & Play burners.

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

ClearSign Eye™ Flame Sensor

The ClearSign Eye™ flame sensor is an electrical flame sensor for industrial applications. Unlike the traditional technology, called “flame rods”, the ClearSign Eye sensing electrodes do not need to make contact with the flame. We are continuing to pursue “first adopter” installation opportunities for this patent pending sensing technology. We have multiple options open to us as channels to market, one of which includes manufacturing the sensors ourselves as an OEM and selling them to customers either directly or indirectly through intermediaries, and another being licensing. We believe our sensing technology is valuable because it potentially provides a very reliable alternative or replacement technology for critical industrial burner safety equipment. The currently available flame sensors are unreliable and require frequent maintenance. Our flame sensors can potentially be used with other combustion equipment such as flares, thermal oxidizer burners and boiler burners.

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

ClearSign Core Technology Product Applications

To date, we have deployed our ClearSign Core technology through the retrofit or replacement of existing burners. As noted above, retrofits often involve engineering around an existing burner architecture that can complicate the installation. This was the case with the old “Duplex” technology, which we no longer promote although we continue servicing installed units. Our replacement products have become more attractive since the 2017 introduction of our Plug & Play technology and the 2019 introduction of our start up and flame initiation system, which simplifies the control and operation of our products. By developing our ClearSign Core technology into a replacement product, we have been able to standardize our designs and simplify supply-chain demands. In addition, by removing the need to individually engineer every application, we have enabled collaboration with other commercial equipment suppliers with the intent to incorporate our ClearSign Core technology into their standard product lines. We believe that this further development of our products has greatly increased our ability to collaborate with partners to extend our potential market reach and the resources we make available to our prospective customers.

Process Heaters in the Oil Refining, Petrochemical and Gas Processing Industries

To date, we have retrofitted five process heaters with our new ClearSign Core burners for refineries and fuel distributors some of which are owned by global supermajor companies and Fortune 500 companies. Sites include three locations in California and one in Europe. The ClearSign Core “Plug & Play” design provides a more simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters that we believe can be mass produced and reduce the need for the customized engineering associated with typical retrofits. The ClearSign Core “Plug & Play” design (including the boiler burner version) is our most developed burner product. It operates essentially in the same way as a standard burner, including fitting into a heater and integrating with existing control systems. We believe that this product is suitable for licensing as well as potential manufacturing arrangements with OEMs that have established manufacturing and distribution capabilities. At this time, we have a collaboration agreement in place with Zeeco Inc., which is one of the world’s largest combustion equipment manufacturers (“Zeeco”). The selling and marketing of our process burners pursuant to this agreement, however, is contingent on the successful completion of a comprehensive product performance and validation test.

In 2021, we received our first international purchase order for a ClearSign Core refining process heater from a global supermajor refining company. This marked the second order we received from a global supermajor company. This international order was installed in 2021 and successfully placed it into full operation by the customer in January 2022. In addition, we fulfilled a multi-burner order for a Fortune 500 infrastructure company that continues to consistently meet all performance requirements including compliance with the California site’s air quality permit. We also received a purchase order in 2022 from a California refinery for our ClearSign Core “Plug & Play” burners. To date, this purchase order is the largest received by ClearSign with the total order quantity amounting to twenty ClearSign Core “Plug & Play” burners.

As we seek to expand the markets into which we can sell our products, we plan to continue extending the range of ClearSign Core Plug & Play products to enable the replacement of other burner shapes and configurations, as well as for use in alternate process applications.

Industrial Commercial Boilers

Boilers are used in many industrial applications, and smaller scale commercial and residential applications, to generate steam and hot water. A large number of boiler manufacturers produce many styles of boiler equipment for these different applications. In our target markets, boilers exist in two different industry-standard forms: water tube, which tend to be larger and in which the water or steam flows through a series of tubes that surround the space in which the flame forms; or fire tube in which the flame is formed inside a large tube that passes through the outer vessel holding the water.

Our “Core” boiler burner technology has been developed to enable it to be used in a series of consistently designed sizes ranging from small fire tube boilers up to large industrial water tube boilers. For fire tube products, we have developed our own patent protected burner replacement product that is similar in concept to our ClearSign Core Plug & Play device for process heaters. These boiler burners have achieved performance levels meeting the most stringent new California NOx regulations, in a typical commercial fire tube boiler produced by one of the industry’s largest suppliers in the U.S. For instance, through our collaboration agreement in place with California Boiler to sell, deliver, install and service fire tube boiler burners in the U.S., we were able access larger sizes of fire tube boilers in order to verify the function of a range of fire tube boiler burners.

Additionally, we demonstrated the operation of our small fire tube burner for Chinese officials, who subsequently certified it for sale in China. We plan to seek certification of larger fire tube and water tube boiler burners with our collaborative partner Jiangsu Shuang Liang Boiler Co. Ltd, which is a subsidiary of China's Shuang Liang Group Co. Ltd and one of China's top 500 enterprises. If further testing and certification is successful in China, our goal will be to sell the boiler burner technology into the very large Chinese market through our collaborative partnership. Water tube boilers are larger and more varied in their designs and verification projects are ongoing. We anticipate making continued progress during 2023 both demonstrating and commercializing such equipment, although our progress may continue to be delayed by the effects of the COVID-19. Water tube boiler burners are particularly important in China because of the extensive network of government-run heating districts that provide heat in the northern regions of China.

Wellhead Enclosed Flares

Based upon discussions with local regulators and the examination of regulatory reports, we believe that certain regions are targeting enclosed flare emissions for increased future regulation. California, for example, has already added new low NOx emissions regulations for flares. We have adapted the ClearSign Core technology to suit this application. Our collaboration agreement with the field engineering and servicing company California Boiler includes flare sales and installation. To date, we have four flare units installed and operating in California resulting from this California Boiler collaboration agreement.

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

Our Target Markets

Our ClearSign Core products compete in the combustion and emissions control markets. These industries are highly competitive and currently dominated by companies that have comparatively more established products and substantially greater infrastructure, customer support networks, and financial resources. Based on testing and completed field installations to date, however, we believe that our ClearSign Core technology provides several unique and powerful business solutions for our customers, including, but not limited to: (i) overall cost-effective installation, (ii) energy efficiency, (iii) operational performance and (iv) significantly reduced emissions. Further, we believe that our technology is well-suited to create substantial synergistic value by incorporating it into mainstream commercial offerings with the market incumbents, thus leveraging the “ClearSign Core” technology along with the established breadth and capabilities of collaborating companies, such as Zeeco and California Boiler.

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

Unlike most other kinds of capital equipment that provide an economic return through enhanced productivity or efficiency, we believe customers of traditional emissions control equipment do not expect any positive return on emissions control investments other than the ability to continue to operate or avoid fines. We believe the ClearSign Core suite of products are further differentiated from its competitors because they give prospective customers the opportunity to greatly reduce capital investment and, in certain cases, realize a return on investment through increased efficiency and/or increased productivity.

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

We are assessing the possibility of manufacturing the sensing products ourselves as well as partnering with one or more established OEM suppliers. Demonstration units have been manufactured and we currently have the ability to manufacture the sensor ourselves for the foreseeable future. We are also exploring alternative paths to monetize the technology, including opportunities to license our technology.

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

Suppliers and Subcontractors

Due to our “asset light” model, we use subcontractors to source, warehouse and manufacture our products. This model allows us to maximize the value of our limited resources while minimizing capital investment. Our subcontractor, for the process burner product line, is intentionally single sourced through a collaborative agreement with a well-known and established industry leader, Zeeco. Our boiler burner product line is not dependent upon a single-sourced subcontractor. While we continuously assess, for any improvements in productivity and supply chain efficiency, there can be no assurance that our subcontractors will not experience supply interruptions, production capacity constraints or working capital limitations, which could adversely affect our business.

Raw steel and fabricated steel parts are a major component of our product cost, purchases of which are subject to the needs and specifications of our customers or subcontractors. Periodic changes in the price of steel may affect our final product pricing to customers. In addition, increases in the costs of raw steel or other supplies may also increase our working capital requirements, warranty obligations and product profitability.

Supply interruptions, tariffs or price increases may slow production, delay shipments to our customers or increase production costs in the future, any of which could adversely affect our financial results; however, we intend to pass along production cost increases to customers to the extent we deem appropriate. We expect that delays, interruptions or non-optimal scheduling of production related to interruptions in raw materials supplies would result in an increase to our costs. We can give no assurance that the COVID-19 pandemic, global supply-chain constraints or geopolitical conflicts will not adversely affect our ability or our subcontractors’ ability to procure raw materials and components necessary to build our products.

Research and Development Program

The experience and industry contacts of our management team, board of directors, and consultants, along with potential customers in the petroleum, petrochemical, and industrial steam applications industries inform our research and development program. Field evaluation agreements, research agreements, and memoranda of understanding with potential development partners, customers and research institutions support this process. Our research and development activities make use of employees and consultants who are experts in the areas of industrial combustion, statistical experimental design, fluid mechanics and heat transfer.

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

Intellectual Property Protection

We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2022, we have 116 active patent grants and another 31 patents pending with Patent Offices in the United States, China, and various European countries. We maintain an active review process to monitor for new inventions across the globe that threaten our intellectual property protection.

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

Human Capital

As of December 31, 2022, we had 16 full-time employees, and no part-time employees. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate History

We were incorporated in the State of Washington on January 23, 2008. The address of our corporate headquarters is 8023

East 63rd Place, Suite 101, Tulsa, OK and our telephone number is (918) 236-6461. Our website can be accessed at www.clearsign.com. The information contained on our website is not a part of this report. We currently operate in the United States, People’s Republic of China and Hong Kong.

ITEM 1A.    RISK FACTORS

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of December 31, 2022, we had a total accumulated deficit of approximately $88.5 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to commercialization activities, product development, consulting costs, marketing and other promotional activities. In addition, we expect to continue incurring costs related to human capital development and strategic partnership development. We may never generate significant revenue and we may never be profitable.

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

The negative environmental impacts of industrial activity have given rise to significant environmental regulation in industrialized countries. These regulations are important incentives in the adoption of technologies like ours. To the extent that environmental regulations in the U.S. and in other industrialized countries are modified in the future, or even relaxed, our technology may not produce the results required, or may even be unnecessary, to comply with the modified regulations. If federal, state or local regulatory agencies relax the clean air regulations our technologies are designed to address, or our customers cannot obtain air emission permits with our products, our business and results of operations could be materially adversely affected.

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

There are inherent dangers involved in the combustion process that utilize our technologies and products and the occurrence of any associated accident may negatively impact our business.

There is inherent danger in dealing with the combustion process. There is additional danger in modifying this process in ways that are new and have only been implemented on a limited basis at a commercial scale. There is only limited data or experience available from the operation of our equipment in both testing and commercial applications to validate suitability for general commercial use. Although we have not yet encountered any areas of risk in the development or testing of our products beyond those already inherent in the combustion process or those particular to an industrial site, we may be exposed to liabilities should an industrial accident occur during development, testing, or operation in our laboratory or during field implementation of our technology. Any such liabilities could have an adverse effect on our results of operations and financial condition and adversely affect our projected development and production estimates.

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

Furthermore, our operations in China have been impacted by COVID-19, which has resulted in the limitation of flights in and out of China, quarantines, and travel restrictions on the local work force and personnel from our U.S. offices. As a result, the Company has experienced delays in the completion of boiler burner demonstration projects during 2020, 2021 and 2022. In addition to our own work, the work of our partners and suppliers in China have been, and continue to be affected. The resulting delays to the delivery of materials and services, has resulted in delays to our projects. As a result of such delays, our business relationships and results of operations have been and may continue to be adversely affected.

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

The impact of inflation on our operating results has been moderate in recent years, despite the recent increase in inflation generally across the economy. While inflation has not had a material impact upon operating results, there is no assurance that our business will not be affected by inflation in the future.

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

The impact of the global supply-chain constraints has been moderate for our company, reflecting generally modest increases in lead-time commitments from our suppliers and strategic partners. While these constraints have not had a material impact to-date, we can provide no assurance that our business will not be affected by in the future.

We are dependent on third-party suppliers.

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, such as raw steel and fabricated steel. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. We cannot assure that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ business activities due to cybersecurity incidents, terrorist activity, public health crises (such as coronavirus), fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis.  Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in developing, constructing, and operating our projects, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

Our success depends on our ability to develop, construct, and operate projects in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing, constructing, and operating our projects, we rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by subcontractors. We also rely on subcontractors to perform substantially all of manufacturing work related to our projects, and we may need to engage subcontractors with whom we have no experience.

We currently have a collaboration agreement in place with Zeeco, Inc. (“Zeeco”). If Zeeco, or any of our subcontractors, is unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and services, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our projects and require considerable expense to find replacement products and to maintain and repair our projects. This could cause us to experience interruption in our production and distribution of our products, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth. Additionally, because the Company’s contracts generally include progress payments from customers upon the completion of certain defined milestones, the revenue recognition of such project will depend on our subcontractor’s services in order for us to be able to achieve such milestones timely. Any subcontractor delays in fulfilling our contracts may result in delay of revenue recognition by the Company, which in turn can affect our financial condition and results of operations.

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

We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.

As of December 31, 2022, we had $2,606 thousand of investments in short-term held-to-maturity debt security investments,

consisted primarily of U.S. treasuries. In the future, we may further invest in long- or short-term U.S. treasuries or other marketable securities with maturities of up to one year. Currently, we do not use financial derivatives to hedge our interest rate exposure.

These investments, as well as any cash deposit in bank accounts, are subject to general credit, liquidity, market, inflation and interest rate risks, which may be exacerbated by unusual events, such as the recent hike in interest rates, potential recession and the recent debt-ceiling debate, which affected various sectors of the financial markets and led to global economic slowdown and high inflation. If the global credit and capital market continues to experience volatility or deteriorates, and to the extent we make future investments, our investment portfolio may be impacted, and we could determine that some or all of our investments experienced an other-than-temporary decline in fair value, requiring impairment, which could adversely impact our financial position and operating results.

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

As of December 31, 2022, we had outstanding options for the purchase of 3,120 thousand shares of common stock and 423 thousand shares of outstanding restricted stock units (“RSUs”). Under the ClearSign Technologies Corporation 2021 Equity Incentive Plan and the ClearSign Technologies Corporation 2013 Consultant Stock Plan (collectively, the “Plans”), we have the ability to grant awards of shares, RSU’s or options to purchase shares of our common stock to employees, officers, directors, independent contractors and agents. Furthermore, the Plan provides for increases in the number of shares available for awards based on the terms outlined in such Plan. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their options and RSUs and sell a large number of shares. This could cause the market price of our common stock to decline.

We have incurred and will incur significant costs as a result of being a public company that reports to the Securities and Exchange Commission and our management is required to devote substantial time to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $1.3 million in 2022. We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a non-accelerated filer company), as well as rules subsequently implemented by the Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. Furthermore, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

clirSPV LLC has substantial influence in our ability to enter into corporate transactions, and if clirSPV LLC decides to sell or otherwise transfer their shares of common stock, it may put downward pressure on the trading price of our common stock.

The interests of clirSPV and its affiliates, which include our director Robert T. Hoffman, could conflict with or differ from our interests or the interests of our other shareholders. Further, clirSPV may choose to sell or otherwise transfer a large number of shares of our common stock, which may put downward pressure on the trading price of shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal office is located at 8023 East 63rd Place, Suite 101 Tulsa, Oklahoma with satellite offices located in Seattle and Beijing, China. The Board of Directors unanimously approved moving the principal office from Seattle to Tulsa as of January 1, 2022. At our principal office in Tulsa, we lease 3,922 square feet of office space, under a lease which expires in September 2027. Monthly minimum rent is approximately $5 thousand with an annual 2.0% increase. The Company also leases 9,200 square feet of office space located in Seattle, Washington and 656 square feet in Beijing, China. The minimum monthly rent for our Seattle location is approximately $14 thousand with an annual 3.0% increase. The term of the Seattle lease is set to expire in May 2023, and the company does not intend to renew this lease. The term of the Beijing lease began on June 10, 2022 and expires in June 2023. The monthly minimum rent for our Beijing location is approximately $2 thousand (20,000RMB).

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm our business. As of the date of this report, we are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Nasdaq Capital Market under the symbol “CLIR”.

According to our transfer agent, as of March 23, 2023 we had 287 shareholders of record. This number does not include an indeterminate number of holders whose shares are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Issuances of Unregistered Securities

On December 31, 2022, we issued 3.8 thousand shares of common stock, having a weighted average per share value of $1.08, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group, LLC, for services provided in the three months ended December 31, 2022. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue the stock.

Equity Compensation Plan Information

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information about our equity compensation plans.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the board at such time. In addition, the board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core technology has been proven in full scale industrial test furnaces and boilers, and first customer installations are currently operating in normal commercial applications. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $88.5 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $91.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of December 31, 2022, our China asset balance totaled $172 thousand, or approximately 1.6%, compared to our total asset balance of $10,925 thousand. During the year ended December 31, 2022, our China operations reported zero revenues. During the same period in 2021, revenues attributable to our China operations were $21 thousand, or approximately 3.4% compared to our total revenues of $607 thousand.

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

We cannot assure that our technologies will be accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to scale back our development by reducing expenditures for employees, consultants, business development and marketing efforts or to otherwise severely curtail, or even to cease, our operations.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs are offset by any funds received from strategic partners in cost sharing, collaborative projects. During the year ended December 31, 2022, the Company received no monies from strategic partners. During the year ended December 31, 2021, the Company received $44 thousand from such arrangements.

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

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash equivalents, accounts payable, accrued expenses and short-term investments in government securities. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the consolidated balance sheets. This is primarily attributed to the short maturities of these instruments.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Highlights of our annual financial performance are as follows:

	For the Year Ended
(in thousands, except per share data)	December 31,
	2022	2021	$ Change	% Change
Revenues	$374	$607	$(233)	(38.4)%
Cost of goods sold	258	1,059	$(801)	(75.6)%
Gross profit (loss)	116	(452)	$568	NM
Research and development	505	2,680	$(2,175)	(81.2)%
General and administrative	5,728	5,013	$715	14.3%
Operating Expenses	6,233	7,693	$(1,460)	(19.0)%
Other income, net	359	253	$106	41.9%
Net loss	$(5,758)	$(7,892)	$2,134	27.0%
Basic and diluted net income per common share	$(0.16)	$(0.25)	$0.09	36.0%
NM = Not meaningful

Sales and Gross Loss

Consolidated revenues for the year ended December 31, 2022 totaled $374 thousand compared to $607 thousand reported for the year ended December 31, 2021, mainly due to the timing of performance obligations associated with certain projects during the period. Because our contracts generally include progress payments from customers upon completion of defined milestones, the timing of these performance obligations can affect our recognition of revenue per ASC 606. Revenues recognized in 2022 were related to the closeout of our ExxonMobil technology validation project, and the sale of our ClearSign CoreTM enclosed oxidizer product for a hydrogen production plant. ExxonMobil revenues were recognized upon receipt of cash to close out the contract. This cash receipt eliminated collectability concerns, thus allowing recognition of revenue per ASC 606.

During the year 2021, we recognized $499 thousand from contracts related to process burners, boiler burners and installation services. Additionally, $108 thousand in revenues related to 2020 projects where collectability constraints were eliminated in 2021, thus allowing the recognition of revenues per ASC 606. Product and service revenues in 2021 came from a range of customers and locations, such as a United States infrastructure company, a European refinery owned by a global energy company, and a Chinese boiler burner rental company.

Gross profit for the year end December 31, 2022 increased $568 thousand compared to gross profit reported for the year end December 31, 2021, mainly due to recognizing revenues from our ExxonMobil technology validation project. During 2021, a gross loss occurred primarily due to project losses amounting to $762 thousand. These contract losses were incurred by refinery projects with the majority of the loss generated by our ExxonMobil project. The ExxonMobil loss was caused by rigorous product testing and product development costs.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses, which are addressed separately below.

R&D expenses decreased by $2,175 thousand, or approximately 81.2%, to $505 thousand for the year ended December 31, 2022, as compared to $2,680 thousand during the same period in 2021. During 2022, R&D expenses decreased due to an organizational restructure that occurred at the beginning of 2022. We restructured our organization such that some employees previously performing R&D functions were reassigned to business development functions, which shifted salaries of approximately $527 thousand to G&A expense (as discussed below). This reassignment was executed as part of our transition from focusing on research to focusing on the commercialization of our technologies. Decreases in human capital costs also favorably impacted R&D expenses by $438 thousand for the year ended December 31, 2022, when compared to the same period in 2021. In addition, product development costs trended down by $645 thousand for the for the year ended December 31, 2022, as compared to the same period in 2021, due in large part to costs incurred during 2021 for the development of our water-tube and fire-tube boiler burner product lines.

G&A expenses increased by $715 thousand, or approximately 14.3%, to $5,728 thousand during the year ended December 31, 2022, as compared to $5,013 thousand during the year ended December 31, 2021. Our organizational restructure referenced in the R&D explanation above increased expenses by approximately $527 thousand for the year ended December 31, 2022, compared to the same period in 2021. Increases in human capital costs also unfavorably impacted G&A expenses by $127 thousand for the year ended December 31, 2022, when compared to the same period in 2021. Expense increases were offset by year-over-year decreases in board compensation expenses of approximately $147 thousand, for the year ended December 31, 2022, compared to the same period in 2021. This compensation decrease was attributed to two key factors: (i) changing payment of director compensation from stock options to restricted stock units, and (ii) deferring compensation expense as required by accounting standard ASC 718 Stock Compensation. Refer to Note 8 - Equity for further details.

Other income

Other income increased by $106 thousand, or approximately 41.9%, to $359 thousand for the year ended December 31, 2022, as compared to $253 thousand during the same period in 2021. During 2022, we received $232 thousand in government assistance which consisted of two government programs: (i) Small Business Innovative Research (SBIR) grant from the Department of Energy (“DOE”) and (ii) Oklahoma 21st Century Jobs Act. Refer to financial statement Note 12 – Government Assistance for more details about these programs. In addition, during 2022 we earned $83 thousand in interest from our money market account and short-term U.S. Treasury investments. Other income during 2021 reflects a $251 thousand gain on forgiveness of a Paycheck Protection Program ("PPP") loan and accrued interest under the 2020 CARES Act.

Net Loss

Net loss for the year ended December 31, 2022, was $5,758 thousand compared to $7,892 thousand for the year ended December 31, 2021, or an approximate 27.0% decrease. The $2,134 thousand decrease in net loss during the year ended December 31, 2022, is primarily attributable to the reduced R&D costs throughout the year, as further explained in the above discussion.

Liquidity and Capital Resources

At December 31, 2022, our cash and cash equivalent balance totaled $6,451 thousand compared to $7,607 thousand at December 31, 2021, a decrease of $1,156 thousand. During 2022, we invested in short-term held-to-maturity U.S. treasuries of which we had $2,606 thousand outstanding as of December 31, 2022.

At December 31, 2022, our current assets were in excess of current liabilities resulting in working capital of $8,586 thousand as compared to $7,293 thousand at December 31, 2021. We have no contractual debt obligations, and the Company has sufficient working capital to fund current operating expenses for over twelve months. To the extent the Company requires additional funds more than 12 months from the date hereof, and customer cash collections cannot fund our needs, the Company may utilize equity offerings to raise these funds. Historically, the Company has funded operations predominately through equity offerings. Currently, the Company can sell shares of common stock through its ATM program. As noted in Note 8 – Equity, the remaining aggregate offering price on the ATM is approximately $8.7 million. During 2022, working capital was funded with approximately $6,539 thousand in net cash proceeds from our equity offerings during the year. Refer to financial statement Note 8 – Equity for further details about our equity offerings.

We filed a Form S-3 shelf registration statement with the SEC on July 1, 2022 that was declared effective on August 12, 2022. The registration statement on Form S-3 allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time, as market conditions permit to fund, to the extent required beyond the 12 months from the date hereof, the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although, the volatility in the capital markets and potential upcoming recession may negatively our ability to do so.

Operating activities for the year ended December 30, 2022, resulted in cash outflows of $4,992 thousand, primarily due to the loss for the period of $5,758 thousand, offset with non-cash expenses of $627 thousand. Operating activities for the year ended December 31, 2021, resulted in cash outflows of $6,707 thousand primarily due to the loss for the period of $7,892 thousand, offset with non-cash expenses of $1,394 thousand.

Investing activities for the year ended December 31, 2022, resulted in cash outflows of $2,686 thousand, which is primarily attributable to $2,561 thousand of net investments in short-term held-to-maturity US treasuries, and $154 thousand of disbursements for patents and other intangibles. December 31, 2021, resulted in cash outflows of $213 thousand, primarily due to $140 thousand of disbursements for patents and other intangibles.

Financing activities for the year ended December 31, 2022, included $6,539 thousand in net proceeds from the sale of 501 thousand shares of our common stock through our ATM program at an average price of $1.24 per share, sale of 4.2 million shares of our common stock through a public offering at a price of $1.11 per share, and sale of 1.6 million shares of our common stock at a price of $1.11 per share pursuant to the Participant Right with clirSPV LLC. Financing activities for the year ended December 31, 2021 resulted in $5,309 thousand in net proceeds from the sale of 1,093 thousand shares of our common stock through our ATM program at an average price of $5.03 per share and $385 thousand from the exercise of option awards and warrants.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our ClearSign employees and directors. The Code of Business Conduct and Ethics is posted on the Company’s website at www.clearsign.com. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location. We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee and Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements on page 33 located in this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

(a) (2) Financial Statement Schedules

Not applicable.

(a) (3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Table below. The Company has identified in the Exhibit Table each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) (3) of Form 10-K.

(b) The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report on

Form 10-K:

Exhibit No.	Description of Document
3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws of ClearSign Technologies Corporation (2)
3.2.1	Amendment to Bylaws (3)
4.1	Form of Common Stock Certificate (4)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (12)
10.1	Office Lease Agreement (2)
10.2	Form of Confidentiality and Proprietary Rights Agreement (2)
10.3	ClearSign Technologies Corporation 2011 Equity Incentive Plan (2)+
10.4	Form of Director and Officer Indemnification Agreement (2)+
10.5	ClearSign Combustion Corporation 2013 Consultant Stock Plan (5)
10.6	First Amendment to Office Lease Agreement dated December 17, 2013 (6)
10.7	Second Amendment to Office Lease Agreement dated September 29, 2016 (7)
10.8	Third Amendment to Office Lease Agreement dated July 18, 2019 (9)
10.9	Employment Agreement dated January 28, 2019 between the registrant and Colin James Deller (10)+
10.10	Stock Purchase Agreement dated July 12, 2018 between the registrant and CLIRSPV, LLC (11)
10.11	At-the-Market Sales Agreement, dated December 23, 2020, by and between ClearSign Technologies Corporation and Virtu Americas LLC (13)
10.12	ClearSign Technologies Corporation 2021 Equity Incentive Plan (14)
10.13	2021 Equity Incentive Plan Form of Stock Option Award Agreement (15)
10.14	2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (15)
10.15	2021 Equity Incentive Plan Form of Restricted Stock Award Agreement (15)
10.16	Letter Agreement dated April 20, 2021 by and between the Company and Brian G. Fike (16)
10.17	Offer Letter dated October 18, 2021 by and between the Company and Brent Hinds (17)
10.18	Lease Agreement, entered into as of June 20, 2016, between Paradigm Realty Advisors, L.L.C. and ClearSign Technologies Corporation (15)
10.19	First Amendment to Lease, entered into as of July 29, 2019, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (15)
10.20	Second Amendment to Lease, entered into as of January 14, 2020, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (15)
10.21	Purchase Right Waiver of clirSPV LLC (18)
10.22	Gary DiElsi’s Offer Letter (19)
10.23	Amendment to Employment Agreement between the Company and Colin James Deller (20)+
21	Subsidiaries of the registrant (7)
23.1	Consent of BPM CPA LLP, Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*Filed herewith.

**Furnished herewith.

+Agreement with management or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)

Incorporated by reference from the registrant’s registration statement on Form S-1, as amended, file number 333-177946, originally filed with the Securities and Exchange Commission on November 14, 2011.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
(5)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 6, 2013.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2019.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2019.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2019.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2018.
(12)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020

(13) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange

Commission on December 23, 2020.

(14) Incorporated herein by reference from Appendix A to the registrant’s Proxy Statement on Schedule 14A, filed with the

Securities and Exchange Commission on May 7, 2021.

(15) Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022

(16)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 20, 2021.

(17) Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021,

filed with the Securities and Exchange Commission on November 12, 2021.

(18) Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange

Commission on May 31, 2022.

(19) Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange

Commission on August 2, 2022.

(20) Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022.

ITEM 16. FORM 10-K SUMMARY

None

ClearSign Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Technologies Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Technologies Corporation and subsidiary (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Carrying Value of Patents and Other Intangible Assets

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s patents and other intangible assets, net balance was $0.8 million as of December 31, 2022. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once a patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The principal considerations for our determination that performing procedures relating to the carrying value of intangible assets is a critical audit matter are the significant amount of judgment by management in developing the assumptions of future economic benefit in an impairment analysis, which in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to the analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reviewing current and forecasted operating conditions for indication of impairment. We also reviewed board minutes, news, and industry reports for indications of impairment. Last, we obtained an understanding of potential future customers indicating future recoverability.

/s/ BPM CPA LLP

Santa Monica, California

March 31, 2023

We have served as the Company's auditor since 2011.

ClearSign Technologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$6,451	$7,607
Short-term held-to-maturity investments	2,606	—
Accounts receivable, net	79	33
Contract assets	20	39
Prepaid expenses and other assets	577	345
Total current assets	9,733	8,024

Fixed assets, net	384	530
Patents and other intangible assets, net	798	799
Other assets	10	10

Total Assets	$10,925	$9,363

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$296	$224
Current portion of lease liabilities	133	205
Accrued compensation and related taxes	471	218
Contract liabilities	247	84
Total current liabilities	1,147	731
Long Term Liabilities:
Long term lease liabilities	226	350
Total liabilities	1,373	1,081

Commitments and contingencies (note 11)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 38,023,701 and 31,581,666 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	98,079	91,035
Accumulated other comprehensive income (loss)	(8)	9
Accumulated deficit	(88,523)	(82,765)
Total equity	9,552	8,282

Total Liabilities and Equity	$10,925	$9,363

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	For the Year Ended
	December 31,
	2022	2021

Revenues	$374	$607
Cost of goods sold	258	1,059

Gross profit (loss)	116	(452)

Operating expenses:
Research and development	505	2,680
General and administrative	5,728	5,013

Total operating expenses	6,233	7,693

Loss from operations	(6,117)	(8,145)

Other income
Interest, net	83	1
Government assistance	232	251
Gain from sale of assets	38	—
Other income, net	6	1
Total other income	359	253

Net loss	(5,758)	(7,892)
Net loss attributed to non-controlling interest	—	1
Net loss attributed to common stockholders	$(5,758)	$(7,891)

Net loss per share - basic and fully diluted	$(0.16)	$(0.25)

Weighted average number of shares outstanding - basic and fully diluted	35,338,712	31,230,806

Comprehensive loss
Net loss	$(5,758)	$(7,892)
Foreign-exchange translation adjustments	(17)	9
Comprehensive loss	$(5,775)	$(7,883)

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2022

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Income (loss)	Deficit	Equity	Interest	Total Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282	$—	$8,282
Shares issued upon exercise of options ($0.89 per share)	11	—	—	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12	—	12
Share based compensation	67	—	373	—	—	373	—	373
Shares issued through the use of At-The Market issuance ($1.24 average per share)	501	—	587	—	—	587	—	587
Shares issued for services ($1.93 per share)	13	—	25	—	—	25	—	25
Shares issued for services ($0.66 per share)	2	—	1	—	—	1	—	1
Shares issued in stock offering ($1.11 per share)	4,186	1	4,210	—	—	4,211	—	4,211
Shares issued pursuant to purchase right ($1.11 per share)	1,592	—	1,741	—	—	1,741	—	1,741
Foreign-Exchange Translation Adjustment	—	—	—	(17)	—	(17)	—	(17)
Net loss	—	—	—	—	(5,758)	(5,758)	—	(5,758)
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552	$—	$9,552

ClearSign Technologies Corporation

Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2021

						Total ClearSign
				Accumulated Other		Technologies Corp.
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Income (loss)	Deficit	Equity	Interest	Equity
Balances at December 31, 2020	30,077	$3	$84,411	$—	$(74,874)	$9,540	$1	$9,541
Shares issued through the use of At-The Market issuance ($5.03 average per share)	1,093	—	5,309	—	—	5,309	—	5,309
Shares issued upon exercise of options ($3.80 per share)	9	—	36	—	—	36	—	36
Shares issued upon exercise of options ($3.10 per share)	18	—	54	—	—	54	—	54
Shares issued upon exercise of options ($2.93 per share)	6	—	—	—	—	—	—	—
Shares issued upon exercise of options ($1.90 per share)	6	—	12	—	—	12	—	12
Shares issued upon exercise of options ($1.85 per share)	3	—	6	—	—	6	—	6
Shares issued upon exercise of options ($1.21 per share)	166	—	155	—	—	155	—	155
Shares issued upon exercise of options ($0.98 per share)	23	—	—	—	—	—	—	—
Shares issued upon exercise of options ($0.89 per share)	64	—	55	—	—	55	—	55
Shares issued upon exercise of options ($1.80 per share)	38	—	67	—	—	67	—	67
Shares issued for services ($2.33 per share)	11	—	26	—	—	26	—	26
Shares issued for services ($1.93 per share)	4	—	7	—	—	7	—	7
Fair value of stock issued in payment of accrued compensation	64	—	217	—	—	217	—	217
Fair value of stock options issued for board service	—	—	262	—	—	262	—	262
Share based compensation	—	—	418	—	—	418	—	418
Foreign-Exchange Translation Adjustment	—	—	—	9	—	9	—	9
Net loss	—	—	—	—	(7,891)	(7,891)	(1)	(7,892)
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282	$—	$8,282

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,758)	$(7,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	26	33
Share-based compensation	373	680
Depreciation and amortization	161	260
Impairment of intangible assets	19	484
Gain from sale of fixed assets	(38)	—
Right of use asset amortization	131	188
Realized gain from market securities	(45)	—
Gain on forgiveness of Payroll Protection Program Loan and interest	—	(251)
Change in operating assets and liabilities:
Contract assets	19	53
Accounts receivable	(46)	(33)
Prepaid expenses and other assets	(232)	121
Accounts payable and accrued liabilities	(125)	(393)
Accrued compensation and related taxes	360	53
Contract liabilities	163	(10)
Net cash used in operating activities	(4,992)	(6,707)

Cash flows from investing activities:
Acquisition of fixed assets	(10)	(73)
Disbursements for patents and other intangible assets	(154)	(140)
Proceeds from sale of fixed assets	39	—
Purchases of held-to-maturity short-term US treasuries	(5,898)	—
Redemption of held-to-maturity US treasuries	3,337	—
Net cash used in investing activities	(2,686)	(213)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,539	5,309
Proceeds from exercise of stock options and warrants	—	385
Net cash provided by financing activities	6,539	5,694
Effect of exchange rate changes on cash and cash equivalents	(17)	9
Cash and cash equivalents:
Net change in cash and cash equivalents	(1,156)	(1,217)
Cash and cash equivalents, beginning of period	7,607	8,824
Cash and cash equivalents, end of period	$6,451	$7,607

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$107	$217

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established OEM products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of external flue gas recirculation or selective catalytic reduction.

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

Liquidity

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company’s cash and cash equivalents totaled $6,451 thousand, and short-term held-to-maturity investments totaled $2,606 thousand, which is sufficient to fund current operating expenses beyond twelve months from the date hereof. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $91 million in gross proceeds through the sale of its equity securities. During the year ended December 31, 2022, the Company raised approximately $6.5 million in net proceeds by issuing approximately 6.3 million shares of common stock.

The Company has incurred losses since its inception totaling $88.5 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Contract Acquisition Costs and Practical Expedients

The Company capitalizes project costs until performance obligations related to the contract are completed. The Company expenses selling and marketing expenses when incurred within the statement of operations in General and Administrative expenses.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical or expected warranty experience and current product performance trends and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. Product warranties are included in accrued liabilities in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in a checking and savings account, and short-term money market instruments with an original maturity of three months or less. Cash equivalents, which consist of short-term US treasury bills, are based on quoted market prices, a Level 1 fair value measure.

Short-Term Investments

Short-term investments consist of U.S. treasuries with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis, based on the Company’s positive intent and ability to hold these securities to maturity. As of December 31, 2022, the Company has not experienced any other-than-temporary impairment of its short-term investments. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end.

The cost basis for our short-term investments totaled approximately $2,606 thousand and zero for the periods December 31, 2022, and 2021, respectively. The unrealized holding gains for our short-term investments totaled approximately $4 thousand and zero for the periods December 31, 2022, and 2021, respectively. We have not experienced any continuous unrealized holding losses on these investments. The fair value for our short-term investments totaled approximately $2,610 thousand and zero for the periods December 31, 2022, and 2021, respectively.

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

Fixed Assets and Leases

Fixed assets are recorded at cost. Leases are recorded in accordance with FASB ASC 842, Leases. For those leases with a term greater than one year, the Company recognizes a right-of-use asset, which is included in fixed assets, net on the consolidated balance sheets, and a lease liability measured at the present value of the lease payments at the time of the lease inception or modification. Lease costs are recognized in the consolidated statement of operations over the lease term on a straight-line basis. Leases with a term of 1 year or less are considered short term leases with rent expense recognized over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the respective lease assets. Leasehold improvements are depreciated over the life of the lease or their useful life, whichever is shorter. All other fixed assets are depreciated over three to four years. Maintenance and repairs are expensed as incurred.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the year ended December 31, 2022, the Company did not receive funds from these arrangements. During December 31, 2021, the Company received $44 thousand from these arrangements.

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

Foreign Operations

The accompanying consolidated balance sheets as of December 31, 2022 and 2021 include assets amounting to approximately $172 thousand and $274 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which the Company has not paid any as of December 31, 2022. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the COVID-19 pandemic.

Foreign Currency

Assets and liabilities of ClearSign Asia Limited with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s consolidated balance sheets in the stockholders’ equity section as a component of accumulated other comprehensive income (loss).

Noncontrolling Interest

The subsidiary of the Company has a minority shareholder agreement representing an ownership interest of 1.00% of ClearSign Asia Limited. The Company accounts for this noncontrolling interest pursuant to FASB Topic ASC 810, Consolidation, whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance. As of December 31, 2022, the noncontrolling interest balance was de minimus.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At December 31, 2022 and 2021, potentially dilutive shares outstanding amounted to 3.5 million and 3.1 million, respectively.

Recently Issued Accounting Pronouncements

In June 2017, the FASB issued an Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on its accounts receivable or short-term investment balances.

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	December 31,
(in thousands)	2022	2021
Machinery and equipment	$390	$722
Office furniture and equipment	177	218
Leasehold improvements	192	192
	759	1,132
Accumulated depreciation and amortization	(697)	(1,055)
	62	77
Operating lease ROU assets, net	322	453
Total	$384	$530

Depreciation and amortization expense for the years ended 2022 and 2021 totaled $24 thousand and $38 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2022, the Company entered into a new lease agreement for its Beijing office space for a period of one year with monthly rent at approximately $2 thousand. We classified this lease as an operating lease since it is more likely than not the lease will be renewed at the end of its term. Prior to entering into this new lease agreement, the monthly rent for the old Beijing office space was approximately $5 thousand, equating to an annual total short term lease expense of $23 thousand prior to termination in June 2022.

The Seattle, Tulsa, and Beijing leases are classified as operating leases, with remaining terms ranging from five months to six years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. The Company accrued an estimated cost of $55 thousand and $32 thousand in 2022 and 2021, respectively, for a total of approximately $87 thousand, to prepare for the restoration of the Seattle office. The Company plans to exit the Seattle lease on or before contract termination as part of our headquarters move from Seattle to Tulsa. In preparation for this move, the Company entered into the Tulsa operating lease agreement in April 2021.

The Seattle and Tulsa leases contain fixed annual lease payments that increase annually by factors that range between 2% to 3%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $22 thousand. Operating lease costs for the years ended December 31, 2022 and 2021 were $186 thousand and $257 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Operating lease ROU assets, net	$322	$453
Lease Liabilities:
Current lease liabilities	$133	$205
Long term lease liabilities	226	350
Total lease liabilities	$359	$555

Weighted average remaining lease term (in years):	2.6
Weighted average discount rate:	5.5%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$251	$218
Non-cash impact of new leases and lease modifications
New operating lease liabilities	$25	$320
Impairment of operating lease ROU assets	$—	$63

Minimum future payments under the Company’s lease liabilities as of December 31, 2022 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2023	$134	$148
2024	54	65
2025	59	65
2026	62	67
2027	50	51
Total	$359	$396

At December 31, 2022, $37 thousand of our future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,
(in thousands)	2022	2021
Patents
Patents pending	$307	$439
Issued patents	815	577
	1,122	1,016
Trademarks
Trademarks pending	6	3
Registered trademarks	95	94
	101	97
Other	8	8
	1,231	1,121
Accumulated amortization	(433)	(322)
	$798	$799

Future amortization expense associated with issued patents and registered trademarks as of December 31, 2022 is as follows:

(in thousands)
2023	$147
2024	126
2025	96
2026	61
2027	39
Thereafter	8
$477

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the years ended December 31, 2022, and 2021, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense. During the years ended December 31, 2022 and 2021, the Company impaired $5 thousand and $385 thousand, respectively, of assets classified as pending patent costs. During the years ended December 31, 2022 and 2021, the Company impaired $14 thousand and zero, respectively, of assets classified as issued patents. During the years ended December 31, 2022 and 2021, the Company impaired zero and $36 thousand, respectively, of assets previously classified as pending trademark costs. These non-cash expenses for patents and trademarks are reflected in the operating results as Research and Development and General and Administrative expenses, respectively.

During the year ended December 31, 2021, for certain issued patents where the protected intellectual property was not directly aligned with current products, the Company accelerated the amortization by $50 thousand to reduce the financial net carrying value of capitalized patent costs and an additional $40 thousand in accelerated amortization to align trademark net capitalized costs with trademark registration dates.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $374 thousand of revenues and $258 thousand of cost of goods sold during the year ended December 31, 2022. The revenue and cost of goods sold are mostly in connection with the completion of a technology validation project. Cost of goods sold also includes $41 thousand in anticipated contract losses upon completion of a contract.

The Company recognized $607 thousand of revenues and $1,059 thousand of cost of goods sold during the year ended December 31, 2021. Revenues were generated from the completion and delivery of our process burner products to a global supermajor oil company and domestic infrastructure company. Cost of goods sold consisted of $433 thousand recorded upon completion of process burner contracts and $712 thousand in anticipated contract losses upon completion of related contracts. These amounts were offset by adjustments totaling $86 thousand related to the reversals of accruals for product warranties that expired.

The Company had contract assets of $20 thousand and $39 thousand and contract liabilities of $247 thousand and $84 thousand at December 31, 2022 and 2021, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of December 31, 2022 and 2021, is as follows:

	December 31,
(in thousands)	2022	2021
Warranty liability, beginning of year	$—	$96
Accruals	5	—
Payments	—	(10)
Adjustments and other	—	(86)
Warranty liability, end of year	$5	$—

Note 7 - Income Taxes

For the years ended December 31, 2022 and 2021, the Company's loss before provision for income taxes were as follows:

	For the Year Ended
	December 31,
(in thousands)	2022	2021
Domestic	$(5,649)	$(7,686)
Foreign	(109)	(200)
Loss before provision for income taxes	$(5,758)	$(7,886)

There was no provision for income taxes for the years ended December 31, 2022 and 2021 due to the Company's taxable losses.

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the statutory U.S federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	For the Year Ended
	December 31,
(in thousands)	2022	2021
Tax Benefit at Federal statutory rate	$(1,209)	$(1,657)
Tax Benefit at State rate	(197)	—
Meals and Entertainment	4	—
Prior Year Deferred Tax True Ups	(2,805)	—
Other	(82)	99
Change in Valuation Allowance	4,289	1,558
	$—	$—

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	For the Year Ended
	December 31,
(in thousands)	2022	2021
Deferred Tax Assets:
Accrued Expenses	$74	$22
Stock-Based Compensation	337	263
Depreciation	102	26
Prepaid Expenses	(31)	43
Accrued Vacation	(3)	—
ASC 842 Lease Standard	(16)	—
Net Operating Loss carryforwards	20,263	16,044
Gross Deferred Tax Assets	20,726	16,398
Valuation Allowance	(20,677)	(16,388)
Total deferred tax assets, net of valuation allowance	49	10
Deferred Tax Liabilities
Other	(49)	(10)
Net Deferred Tax Assets	$—	$—

For the year ended December 31, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable as of December 31, 2022. Accordingly, the Company established a full valuation allowance against its deferred tax assets.

As of December 31, 2022, the Company had $82.1 million of federal and $45.9 million of state net operating loss carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of $35.3 million have an indefinite life. The remaining federal net operating losses begin to expire in 2028, while state net operating losses begin to expire in 2025.

The Company experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code in April 2012, subjecting net operating loss carryforwards (incurred prior to the ownership change) to an annual limitation, which may restrict the ability to use these losses to offset taxable income in periods following the ownership change. The Company determined the amount of the annual limitation to be $686 thousand annually. The net operating loss carryforwards generated before 2018 may be used to reduce taxable income through the years 2028 to 2037. Federal net operating loss carryforwards generated for year 2018 and thereafter do not expire.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. All tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, there was no accrued interest or penalties related to uncertain tax positions.

Note 8 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors. The Company has not issued any shares of preferred stock.

In July 2018, the Company completed a private equity offering and executed a Stock Purchase Agreement with clirSPV LLC (“clirSPV”) which permits participation in future capital raising transactions (the “Participation Right”) on the same terms as other investors participating in such transactions. In no event may the Participation Right be exercised to the extent it would cause clirSPV or any of its affiliates to beneficially own 20% or more of the Company’s then outstanding common stock. In May 2022, the Company signed an agreement with clirSPV, that provides for an election right to extend the Participation Right beyond the original expiration date of December 31, 2023, but to no later than June 30, 2027. This election is pursuant to specific terms and conditions and expires on December 31, 2023.

On June 1, 2022, the Company completed a firm commitment underwritten public offering pursuant to an underwriting agreement, dated May 27, 2022, by and between the Company and Newbridge Securities Corporation by issuing 4,186 thousand shares of common stock at a price to the public of $1.11 per share, resulting in gross proceeds of approximately $4.6 million and net cash proceeds of approximately $4.2 million. During July 2022, the Company issued approximately 1,592 thousand shares to clirSPV pursuant to the Participation Right, at a price per share of $1.11, resulting in net cash proceeds to the Company of approximately $1.7 million.

During the year ended December 31, 2021, the Company issued common stock pursuant to an At-The-Market Offering Sales Agreement, dated December 23, 2020, with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million (ATM). During the year ended December 31, 2022, the Company issued approximately 501 thousand shares of its common stock at an average price of $1.24 per share for gross proceeds of approximately $624 thousand and net cash proceeds of approximately $587 thousand. During the year ended December 31, 2021, the Company issued approximately 1.1 million shares of common stock under the ATM program at an average price of $5.03 per share. Gross proceeds totaled approximately $5.5 million and net cash proceeds was approximately $5.3 million. As of December 31, 2022, the Company has issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of Common Stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. The prior incentive plan (2011 Plan) expired January 2021 and outstanding awards from this plan were assigned to the 2021 Plan. The total amount of carryover awards from the 2011 plan amounted to 3,381 thousand. Any forfeiture or expiration of carryover awards were added to the 2021 Plan. In 2022, the board of directors approved an increase of 150,423 shares available for issuance pursuant to future awards in accordance with the terms of the 2021 Plan.

Ending balances for the 2021 Plan is as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Outstanding options and restricted stock units	3,202	3,076
Reserved but unissued shares under the Plans	2,777	2,901
Total authorized shares under the Plans	5,979	5,977

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

During the year ended December 31, 2022, the following weighted-average assumptions were utilized in the calculation of the fair value of stock options:

	December 31,
	2022	2021
Expected life	5.71 years	6.01 years
Weighted average volatility	77.64%	91.89%
Weighted average risk-free interest rate	1.39%	0.59%
Expected dividend rate	0%	0%

Compensation expense associated with stock option awards for the years ended December 31, 2022 and 2021 totaled $118 thousand and $425 thousand, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	December 31,
	2022
(in thousands)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,964	$2.06	6.89
Granted	88	$1.26	9.01
Exercised	(43)	$0.89	—
Forfeited/Expired	(230)	$1.99	—
Outstanding at end of year	2,779	$2.05	6.43
Exercisable at end of year	1,986	$1.70	5.89

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at December 31, 2022 is zero. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the Company’s Equity Incentive Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). Unrecognized compensation expense for director services amounted to $491 thousand and $255 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. Director compensation is earned on a quarterly basis with the target value of compensation set at $85 thousand per quarter.

A summary of the Company’s RSUs activity and changes is as follows:

	December 31,		December 31,
	2022		2021
(in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	112	$2.28	—	$—
Granted	376	$1.30	112	$2.28
Vested	(65)	$1.77	-	$—
Nonvested at end of year	423	$1.49	112	$2.28

A summary of the Company’s RSU compensation expense is as follows:

	For the Year Ended
	December 31,
	2022	2021
Compensation Expense	$252	$-
Weighted Average Value Per Share	$1.57	$-

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the Company’s Equity Incentive Plan.

	For the Year Ended
	December 31,
	2022	2021
Fair value	$98	$217
Weighted Average Value Per Share	$1.43	$3.37

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

The Consultant Plan activity and change is as follows:

	December 31,
(in thousands)	2022	2021
Reserved but unissued shares at beginning of year	211	212
Increases in the number of authorized shares	—	14
Grants	(15)	(15)
Reserved but unissued shares at end of year	196	211

The Consultant Plan compensation expense is summarized as follows:

	For the Year Ended
	December 31,
	2022	2021
Compensation Expense	$26	$33
Weighted Average Value Per Share	$1.61	$2.23

Inducement Stock Options

Pursuant to the rules of The Nasdaq Stock Market, and in compliance with those rules, the Company may issue equity awards, including stock options, as an inducement to an individual to accept employment with the Company. Inducement awards need not be approved by the Company's shareholders. During the year ended December 31, 2019, the Company granted 341 thousand non-qualified stock options to its Chief Executive Officer. The fair value of the non-qualified stock options estimated on the date of grant using the Black-Scholes valuation model was $176 thousand. The compensation expense recognized for these awards for the years ended December 31, 2022 and 2021 was zero and $13 thousand.

Warrants

A summary of warrant activity and related information is as follows:

	December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
(in thousands)	Warrants	Price	Warrants	Price
Outstanding at beginning of year	—	$—	80	$1.80
Granted	—	—	—	—
Exercised	—	—	(38)	1.80
Forfeited/Expired	—	—	(43)	1.80
Outstanding at end of year	—	$—	—	$—

There were no outstanding warrants at December 31, 2022 and 2021.

Note 9 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its U.S. employees whereby the Company matches employee contributions up to 3% of their base salary. The Company’s matching contribution expense totaled $54 thousand and $43 thousand in 2022 and 2021, respectively.

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

Note 12 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with an estimated completion occurring in the first three months of 2023. The purpose of the grant is to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. The award allows the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the year ended December 31, 2022, the Company recognized $181 thousand in reimbursements from DOE.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. For the year ended December 31, 2022, the Company recognized $51 thousand in government assistance. The Company did not recognize benefit monies for this program during the year ended December 31, 2021.

Note 12 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2022 and 2021 are as follows:

(in thousands, except per share data)	First	Second	Third	Fourth
For the year ended December 31, 2022	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$324	$50
Gross Profit (Loss)	$—	$—	$123	$(7)
Operating Expense	$1,517	$1,660	$1,558	$1,498
Net loss attributed to common stockholders	$(1,490)	$(1,638)	$(1,312)	$(1,318)
Net Loss per share - basic and fully diluted	$(0.05)	$(0.05)	$(0.03)	$(0.03)

For the year ended December 31, 2021
Revenue	$363	$—	$190	$54
Gross Profit (Loss)	$138	$(505)	$(88)	$3
Operating Expense	$2,159	$2,037	$2,269	$1,228
Net loss attributed to common stockholders	$(2,021)	$(2,290)	$(2,353)	$(1,227)
Net Loss per share - basic and fully diluted	$(0.07)	$(0.07)	$(0.07)	$(0.04)

Note 13 – Subsequent Events

The Company has evaluated subsequent events as of the date of this report, and has none to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: March 31, 2023	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: March 31, 2023	By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

26

Date: March 31, 2023	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2023	/s/ Brent Hinds
Brent Hinds
Vice President and Controller
(Principal Financial and Accounting Officer)

Date: March 31, 2023	/s/ Robert T. Hoffman Sr.
Robert T. Hoffman Sr., Director

Date: March 31, 2023	/s/ Judith S. Schrecker
Judith S. Schrecker, Director

Date: March 31, 2023	/s/ Catharine Marie de Lacy
Catharine Marie de Lacy, Director

Date: March 31, 2023	/s/ Gary J. DiElsi
Gary J. DiElsi, Director

27