Form 10-Q
period 2023-03-31
ClearSign Technologies Corp
filed 2023-05-15
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the issuer has 38,545,556 shares of common stock, par value $0.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$5,328	$6,451
Short-term held-to-maturity investments	3,161	2,606
Accounts receivable, net	50	79
Contract assets	4	20
Prepaid expenses and other assets	317	577
Total current assets	8,860	9,733

Fixed assets, net	515	384
Patents and other intangible assets, net	782	798
Other assets	10	10

Total Assets	$10,167	$10,925

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$398	$296
Current portion of lease liabilities	77	133
Accrued compensation and related taxes	253	471
Contract liabilities	639	247
Total current liabilities	1,367	1,147
Long Term Liabilities:
Long term lease liabilities	213	226
Total liabilities	1,580	1,373

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 38,545,556 and 38,023,701 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	98,543	98,079
Accumulated other comprehensive loss	(8)	(8)
Accumulated deficit	(89,952)	(88,523)
Total equity	8,587	9,552

Total Liabilities and Equity	$10,167	$10,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	March 31,
	2023	2022

Revenues	$894	$—
Cost of goods sold	788	—

Gross profit	106	—

Operating expenses:
Research and development	160	108
General and administrative	1,650	1,409

Total operating expenses	1,810	1,517

Loss from operations	(1,704)	(1,517)

Other income
Interest, net	58	—
Government assistance	93	—
Gain from sale of assets	5	23
Other income, net	119	4
Total other income	275	27

Net loss	(1,429)	(1,490)

Net loss per share - basic and fully diluted	$(0.04)	$(0.05)

Weighted average number of shares outstanding - basic and fully diluted	38,262,710	31,826,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	$4	$98,543	$(8)	$(89,952)	$8,587

						Total ClearSign
				Accumulated Other		Technologies Corp.
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282
Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12
Share based compensation	3	—	80	—	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Net loss	—	—	—	—	(1,490)	(1,490)
Balances at March 31, 2022	32,155	$3	$91,807	$9	$(84,255)	$7,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,429)	$(1,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3	7
Share-based compensation	242	80
Depreciation and amortization	80	36
Gain from sale of fixed assets	(5)	(23)
Right of use asset amortization	43	35
Realized gain from marketable securities	(20)	—
Lease Amendments	(14)	—
Change in operating assets and liabilities:
Contract assets	16	(205)
Accounts receivable	29	6
Prepaid expenses and other assets	51	(56)
Accounts payable and accrued liabilities	57	22
Accrued compensation and related taxes	1	85
Contract liabilities	392	—
Net cash used in operating activities	(554)	(1,503)

Cash flows from investing activities:
Acquisition of fixed assets	—	(5)
Disbursements for patents and other intangible assets	(24)	(33)
Proceeds from sale of fixed assets	5	23
Purchases of held-to-maturity short-term US treasuries	(2,162)	—
Redemption of held-to-maturity US treasuries	1,627	—
Net cash used in investing activities	(554)	(15)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	578
Taxes paid related to vesting of restricted stock units	(15)	—
Net cash (used in) provided by financing activities	(15)	578
Cash and cash equivalents:
Net change in cash and cash equivalents	(1,123)	(940)
Cash and cash equivalents, beginning of period	6,451	7,607
Cash and cash equivalents, end of period	$5,328	$6,667

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$234	$107
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$209	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established OEM products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of selective catalytic reduction.

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

Liquidity

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company’s cash and cash equivalents totaled $5,328 thousand, and short-term held-to-maturity investments totaled $3,161 thousand, which is sufficient to fund current operating expenses beyond twelve months from the date hereof. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $91.0 million in gross proceeds through the sale of its equity securities. During the three months ended March 31, 2023, the Company did not raise proceeds through the issuance of common stock.

The Company has incurred losses since its inception totaling $90.0 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements as of that date.

In the opinion of management, these condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Contract Costs

The Company capitalizes project costs until performance obligations related to the contract are completed. The Company expenses selling and marketing expenses when incurred within the statements of operations in general and administrative expenses.

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical or expected warranty experience and current product performance trends and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. Product warranties are included in accounts payable and accrued liabilities in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit in a checking and savings account, and short-term money market instruments with an original maturity of three months or less. Cash equivalents, which consist of short-term U.S. treasury bills, are based on quoted market prices, a Level 1 fair value measure.

Short-Term Investments

Short-term investments consist of U.S. treasuries with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis based on the Company’s positive intent and ability to hold these securities to maturity. As of March 31, 2023, the Company has not experienced any other-than-temporary impairment of its short-term investments. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end.

The cost basis for the Company’s short-term investments totaled approximately $3,161 thousand and $2,606 thousand as of March 31, 2023 and December 31, 2022, respectively. The unrealized holding gains for the Company’s short-term investments totaled approximately $33 thousand and $4 thousand as of March 31, 2023 and December 31, 2022, respectively. The Company has not experienced any continuous unrealized holding losses on these investments. The fair value for the Company’s short-term investments totaled approximately $3,194 thousand and $2,610 thousand as of March 31, 2023 and December 31, 2022, respectively.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three months ended March 31, 2023 and 2022, the Company did not receive funds from these arrangements.

Government Assistance

The Company has adopted Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance, which requires footnote disclosure of assistance received from government entities. The Company records gross monies received from government entities in other income, and associated expenses such as salaries and supplies are recorded in Research and Development or General and Administration, depending on the nature of expenditure. The Company accrues for reimbursement requests submitted to government entities in accounts receivable.

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

Share-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the unaudited condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized upon completion of milestones as defined in the grant agreement. Share-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 include assets amounting to approximately $277 thousand and $172 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which $111 thousand has been paid as of March 31, 2023. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the COVID-19 pandemic.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2023 and March 31, 2022, potentially dilutive shares outstanding amounted to 3.7 million and 3.3 million, respectively.

Recently Issued Accounting Pronouncements Adopted

In June 2017, the FASB issued an Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$209	$390
Office furniture and equipment	60	177
Leasehold improvements	43	192
	312	759
Accumulated depreciation and amortization	(81)	(697)
	231	62
Operating lease ROU assets, net	284	322
Total	$515	$384

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 totaled $40 thousand and $7 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2022, the Company entered into a new lease agreement for its Beijing office space for a period of one year with monthly rent at approximately $2 thousand. The Company classified this lease as an operating lease since it is more likely than not the lease will be renewed at the end of its term.

During March 2023, the Company amended its Seattle lease to extend the lease term to September 2023. The amended lease reduced the square footage and lowered the monthly payment to approximately $4 thousand. The Company increased the right of use asset by $5 thousand and decreased the lease liability by $9 thousand. The Seattle, Tulsa, and Beijing leases are classified as operating leases, with remaining terms ranging from six months to six years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. The Company accrued a liability of $2 thousand and $87 thousand as of March 31, 2023 and December 31, 2022, respectively, for the estimated cost of the restoration of the Seattle office. The Company plans to exit the Seattle lease on or before contract termination as part of the Company’s headquarters move from Seattle to Tulsa.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $11 thousand. Operating lease costs for the three months ended March 31, 2023 and 2022 were $48 thousand and $57 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Operating lease ROU assets, net	$284	$322
Lease Liabilities:
Current lease liabilities	$77	$133
Long term lease liabilities	213	226
Total lease liabilities	$290	$359

Weighted average remaining lease term (in years):	2.7
Weighted average discount rate:	5.2%

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$66	$57
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$(9)	$—
Change in operating lease ROU assets	$5	$—

Minimum future payments under the Company’s lease liabilities as of March 31, 2023 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2023	$64	$73
2024	54	65
2025	59	66
2026	63	67
2027	50	51
Total	$290	$322

At March 31, 2023, $32 thousand of the Company’s future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Patents
Patents pending	$330	$307
Issued patents	815	815
	1,145	1,122
Trademarks
Trademarks pending	7	6
Registered trademarks	95	95
	102	101
Other	8	8
	1,255	1,231
Accumulated amortization	(473)	(433)
	$782	$798

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2023 is as follows:

(in thousands)
2023	$108
2024	126
2025	96
2026	61
2027	39
Thereafter	7
$437

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three months ended March 31, 2023 and 2022, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $894 thousand of revenues and $788 thousand of cost of goods sold during the three months ended March 31, 2023. The revenue and cost of goods sold relate predominately to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company did not recognize revenue or cost of goods sold for the three months ended March 31, 2022.

The Company had contract assets of $4 thousand and $20 thousand at March 31, 2023 and December 31, 2022, respectively. The Company had contract liabilities of $639 thousand and $247 thousand at March 31, 2023 and December 31, 2022, respectively.

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

The Company has an At-The-Market (“ATM”) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million. During the three months ended March 31, 2023, the Company issued zero shares of its common stock from the ATM program. As of March 31, 2023, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

The Company is currently subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under its shelf registration statement on Form S-3, the ATM Offering Sales Agreement or other securities offerings.

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

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of Common Stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2023, the board of directors approved an increase of 400,000 shares available for issuance pursuant to future awards in accordance with the terms of the 2021 Plan.

Ending balances for the 2021 Plan is as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Outstanding options and restricted stock units	3,332	3,202
Reserved but unissued shares under the Plans	2,530	2,777
Total authorized shares under the Plans	5,862	5,979

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

During the three months ended March 31, 2023, no new options were awarded by the company.

Compensation expense associated with stock option awards for the three months ended March 31, 2023 and 2022 totaled $44 thousand and $42 thousand, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	March 31,
	2023
(in thousands)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,779	$2.05	6.43
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/Expired	—	$—	—
Outstanding at end of period	2,779	$2.05	6.18
Exercisable at end of period	2,011	$1.70	5.68

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at March 31, 2023 is $27 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2023, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). Unrecognized compensation expense for director services amounted to $68 thousand and $85 thousand for the three months ended March 31, 2023 and 2022, respectively. Director compensation is earned on a quarterly basis with the target value of compensation set at approximately $85 thousand per quarter.

A summary of the Company’s RSUs activity and changes is as follows:

	March 31,
	2023
(in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	423	$1.49
Granted	374	$0.69
Vested	(245)	$1.34
Nonvested at end of period	552	$1.01

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Compensation Expense	$199	$35
Weighted Average Value Per Share	$1.25	$1.44

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the Company’s 2021 Plan.

	For the Three Months Ended
	March 31,
	2023	2022
Fair value	$234	$98
Weighted Average Value Per Share	$0.79	$1.43

Consultant Stock Plan

The 2013 Consultant Stock Plan (the “Consultant Plan”) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee of the Board of Directors is authorized to administer the Consultant Plan and establish the grant terms. The Consultant Plan provides for periodic increases in the number of authorized shares available for issuance under the Consultant Plan on the first day of each of the Company’s fiscal quarters. The quarterly increases are equal to 1% of any new shares subsequently issued by the Company or such lesser amount as the Board of Directors shall determine.

The Consultant Plan activity and change is as follows:

March 31,
(in thousands)	2023
Reserved but unissued shares at beginning of year	196
Increases in the number of authorized shares	5
Grants	(4)
Reserved but unissued shares at end of year	197

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Compensation Expense	$3	$7
Weighted Average Value Per Share	$0.66	$1.93

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

Note 8 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. The award allowed the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three months ended March 31, 2023, the Company recognized $69 thousand in reimbursements from DOE. The Company did not recognize reimbursements from the DOE for the three months ended March 31, 2022.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. For the three months ended March 31, 2023, the Company recognized $24 thousand in government assistance. During the three months ended March 31, 2022, the Company had no government assistance from this program.

Note 9 – Subsequent Events

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We design and develop technologies for the purpose of improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core™ technology has been proven in full scale industrial test furnaces and boilers and first customer installations are currently operating in normal commercial applications. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $90.0 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $91.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of March 31, 2023, our China asset balance totaled $277 thousand, or approximately 3%, compared to our total asset balance of $10,167 thousand. During the three months ended March 31, 2023 and 2022, our China operations reported zero revenues.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31,
	2023	2022	$ Change	% Change
Revenues	$894	$—	$894	NM
Cost of goods sold	788	—	$788	NM
Gross profit (loss)	106	—	$106	NM
Research and development	160	108	$52	48.1%
General and administrative	1,650	1,409	$241	17.1%
Operating Expenses	1,810	1,517	$293	19.3%
Other income, net	275	27	$248	918.5%
Net loss	$(1,429)	$(1,490)	$61	(4.1)%
Basic and diluted net income per common share	$(0.04)	$(0.05)	$0.01	(20.0)%
NM = Not meaningful

Sales and Gross Profit

Consolidated revenues for the three months ended March 31, 2023 were $894 thousand compared to zero for the same period in 2022. Revenues for the three months ended March 31, 2023 are mostly related to our process burner product line and an associated burner performance test. The associated burner performance test satisfied a contractual performance obligation, per ASC 606 standards, that required our customer to witness a successful burner performance test that meet their engineering specifications.

Gross profit for the three months ended March 31, 2023, increased by $106 thousand, compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, gross profit was generated predominantly by our successful process burner performance test, which allowed us to recognize revenues and associated profit.

Operating Expenses

Operating expenses consist of research and development (R&D) and general and administrative (G&A) expenses. These are addressed separately below.

Research and Development

Research and development (“R&D”) expenses remained relatively consistent year-over-year.

General and Administrative

General and administrative (“G&A”) expenses increased by $241 thousand, or approximately 17.1%, to $1,650 thousand for the three months ended March 31, 2023, as compared to $1,409 thousand during the three months ended March 31, 2022. During the three months ended March 31, 2023, G&A expenses were unfavorably impacted by $187 thousand, due to vesting of restricted stock units triggered by the departure of a board director.

Other Income

Other income for the three months ended March 31, 2023 was $275 thousand as compared to $27 thousand for the three months ended March 31, 2022, or an approximate 918.5% increase. The sale of materials from the decommissioning of our Seattle office favorably impacted other income by $119 thousand for the three months ended March 31, 2023. Further, the receipt of government assistance monies related to our Oklahoma Quality Jobs rebate agreement and Department of Energy grant favorably impacted other income by $93 thousand for the three months ended March 31, 2023. Interest income from short-term investments favorably impacted other income by $58 thousand for the three months ended March 31, 2023.

Net Loss

Net loss for the three months ended March 31, 2023 was $1,429 thousand as compared to $1,490 thousand for the three months ended March 31, 2022, or an approximate 4.1% decrease. The $61 thousand decrease in net loss during the three months ended March 31, 2023, is primarily attributable to the $106 thousand increase in gross profit referenced in the above explanation.

Liquidity and Capital Resources

At March 31, 2023, our cash and cash equivalent balance totaled $5,328 thousand compared to $6,451 thousand at December 31, 2022, a decrease of $1,123 thousand. At March 31, 2023, our short-term held-to-maturity investments totaled $3,161 thousand, which is an increase of $555 thousand compared to $2,606 at December 31, 2022.

At March 31, 2023, our current assets were in excess of current liabilities resulting in working capital of $7,493 thousand as compared to $8,586 thousand at December 31, 2022. We have no contractual debt obligations, and the Company has sufficient working capital to fund current operating expenses for over twelve months. To the extent the Company requires additional funds more than 12 months from the date hereof, and customer cash collections cannot fund our needs, the Company may utilize equity offerings. Historically, the Company has funded operations predominately through equity offerings.

Currently, the Company can sell shares of common stock through its ATM program. As of March 31, 2023, the remaining aggregate offering price for future sales of common stock on the ATM is approximately $8.7 million, subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period (for more details, see “Note 6 – Equity” in the notes to our condensed consolidated financial statements). Future sales of shares of common stock and the price at which we may be able to sell such shares of common stock under the ATM are dependent on factors beyond our control, including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

We filed a Form S-3 shelf registration statement with the SEC on July 1, 2022 that was declared effective on August 12, 2022.The registration statement on Form S-3 allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time, as market conditions permit to fund, to the extent required beyond the 12 months from the date hereof, the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although, the volatility in the capital markets and potential upcoming recession may negatively affect our ability to do so.

Operating activities for the three months ended March 31, 2023, resulted in cash outflows of $554 thousand, primarily due to the loss for the period of $1,429 thousand, offset with non-cash expenses of $329 thousand, and an increase of $392 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Operating activities for the three months ended March 31, 2022, resulted in cash outflows of $1,503 thousand, primarily due to the loss for the period of $1,490 thousand, offset with non-cash expenses of $135 thousand.

Investing activities for the three months ended March 31, 2023 resulted in cash outflows of $554 thousand, which is primarily attributable to $2,162 thousand of short-term held-to-maturity U.S. treasury purchases offset by $1,627 thousand in redemption of the same investments.

Investing activities for the three months ended March 31, 2022, resulted in cash outflows of $38 thousand in disbursements for fixed and intangible assets, and cash inflows of $23 thousand in proceeds from fixed asset sales.

Financing activities for the three months ended March 31, 2023, included $15 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 31, 2023, and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date. There are no material changes from the risk factors set forth in such prior filings, except as set forth below.

If we fail to comply with the continued minimum closing bid requirement of The Nasdaq Capital Market LLC (“Nasdaq”) by October 30, 2023 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days.

On November 1, 2022, the Company received notice from Nasdaq that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). Nasdaq’s notice had no immediate effect on the listing or trading of the Company’s common stock on Nasdaq. The notice indicated that the Company had 180 calendar days, until May 1, 2023, to regain compliance with the Rule. We were not able to regain compliance within this 180-day period. On May 2, 2023, we were granted an additional compliance period of 180 calendar days, or until October 30, 2023, to regain compliance with the minimum closing bid requirement. The Company could regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. To qualify for this additional compliance period of 180 calendar days, the Company was required to meet the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2023, we issued 3,750 shares of common stock at a price per share of $0.66, the closing price of our common stock on November 17, 2022, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended March 31, 2023. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Articles of Incorporation of ClearSign Technologies Corporation (1)
3.2	Bylaws, as amended effective September 8, 2021 (2)
10.1	Catharine de Lacy’s Offer Letter (3)
10.2	Form of Indemnification Agreement (4)+
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

+ Agreement with management or compensatory plan or arrangement.

(1)	Incorporated by reference from the Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.
(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 10, 2021.
(3)	Incorporated by reference from Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on February 24, 2023.
(4)	Incorporated by reference from Exhibit 10.18 of the Form S-1/A filed with the Securities and Exchange Commission on March 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 15, 2023	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)