Form 10-Q
period 2023-06-30
ClearSign Technologies Corp
filed 2023-08-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-35521

CLEARSIGN TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2056298 (I.R.S. Employer Identification No.)

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

As of August 9, 2023, the issuer has 38,562,086 shares of common stock, par value $0.0001, issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$7,600	$6,451
Short-term held-to-maturity investments	931	2,606
Accounts receivable, net	39	79
Contract assets	3	20
Prepaid expenses and other assets	575	577
Total current assets	9,148	9,733

Fixed assets, net	478	384
Patents and other intangible assets, net	762	798
Other assets	10	10

Total Assets	$10,398	$10,925

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$428	$296
Current portion of lease liabilities	95	133
Accrued compensation and related taxes	413	471
Contract liabilities	2,105	247
Total current liabilities	3,041	1,147
Long Term Liabilities:
Long term lease liabilities	199	226
Total liabilities	3,240	1,373

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 38,562,086 and 38,023,701 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	98,604	98,079
Accumulated other comprehensive loss	(20)	(8)
Accumulated deficit	(91,430)	(88,523)
Total equity	7,158	9,552

Total Liabilities and Equity	$10,398	$10,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$150	$—	$1,044	$—
Cost of goods sold	21	—	809	—

Gross profit	129	—	235	—

Operating expenses:
Research and development	187	188	347	296
General and administrative	1,571	1,472	3,221	2,881

Total operating expenses	1,758	1,660	3,568	3,177

Loss from operations	(1,629)	(1,660)	(3,333)	(3,177)

Other income
Interest	94	—	152	—
Government assistance	14	—	107	—
Gain from sale of assets	—	14	5	37
Other income, net	43	8	162	12
Total other income	151	22	426	49

Net loss	(1,478)	(1,638)	(2,907)	(3,128)

Net loss per share - basic and fully diluted	$(0.04)	$(0.05)	$(0.08)	$(0.09)

Weighted average number of shares outstanding - basic and fully diluted	38,549,810	33,541,408	38,407,053	33,378,054

Comprehensive loss
Net loss	$(1,478)	$(1,638)	$(2,907)	$(3,128)
Foreign-exchange translation adjustments	(12)	(10)	(12)	(10)
Comprehensive loss	$(1,490)	$(1,648)	$(2,919)	$(3,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During the Six Months Ended June 30, 2023 and 2022

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share-based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	4	98,543	(8)	(89,952)	8,587

Share-based compensation	—	—	59	—	—	59
Shares issued upon exercise of options ($0.54 per share)	12	—	—	—	—	—
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-Exchange Translation Adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(1,478)	(1,478)
Balances at June 30, 2023	38,562	$4	$98,604	$(20)	$(91,430)	$7,158

						Total ClearSign
				Accumulated Other		Technologies Corp.
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282
Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12
Share based compensation	3	—	80	—	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Net loss	—	—	—	—	(1,490)	(1,490)
Balances at March 31, 2022	32,155	$3	$91,807	$9	$(84,255)	$7,564

Share based compensation	—	—	50	—	—	50
Shares issued through the use of At-The Market issuance ($1.71 average per share)	5	—	9	—	—	9
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Shares issued in stock offering ($1.11 average per share)	4,186	1	4,210	—	—	4,211
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(1,638)	(1,638)
Balances at June 30, 2022	36,350	$4	$96,083	$(1)	$(85,893)	$10,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,907)	$(3,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	5	14
Share-based compensation	300	130
Depreciation and amortization	158	13
Gain from sale of fixed assets	(5)	(37)
Right of use asset amortization	73	59
Realized gain from marketable securities	(60)	—
Lease Amendments	(14)	—
Impairment of intangible assets	14	—
Change in operating assets and liabilities:
Contract assets	17	(448)
Accounts receivable	40	33
Prepaid expenses and other assets	(207)	(260)
Accounts payable and accrued liabilities	58	102
Accrued compensation and related taxes	162	175
Contract liabilities	1,858	—
Net cash used in operating activities	(508)	(3,347)

Cash flows from investing activities:
Acquisition of fixed assets	—	(5)
Disbursements for patents and other intangible assets	(56)	(73)
Proceeds from sale of fixed assets	5	37
Purchases of held-to-maturity short-term US treasuries	(2,162)	—
Redemption of held-to-maturity US treasuries	3,897	—
Net cash provided by (used in) investing activities	1,684	(41)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	4,798
Taxes paid related to vesting of restricted stock units	(15)	—
Net cash (used in) provided by financing activities	(15)	4,798
Effect of exchange rate changes on cash and cash equivalents	(12)	(10)
Cash and cash equivalents:
Net change in cash and cash equivalents	1,149	1,400
Cash and cash equivalents, beginning of period	6,451	7,607
Cash and cash equivalents, end of period	$7,600	$9,007

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$234	$107
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$209	$—
Non-cash impact of new lease	$34	$—

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

The Company was originally incorporated in the State of Washington in 2008. During January 2022, the Company relocated its headquarters from Seattle, Washington to Tulsa, Oklahoma. Effective June 15 2023, the Company changed its state of incorporation to Delaware. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the Company refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

Liquidity

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company’s cash and cash equivalents totaled $7,600 thousand, and short-term held-to-maturity investments totaled $931 thousand, which is sufficient to fund current operating expenses beyond twelve months from the date hereof. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $91.0 million in gross proceeds through the sale of its equity securities. During the six months ended June 30, 2023, the Company did not raise proceeds through the issuance of common stock.

The Company has incurred losses since its inception totaling $91.4 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Short-Term Investments

Short-term investments consist of U.S. treasuries with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis based on the Company’s positive intent and ability to hold these securities to maturity. As of June 30, 2023, the Company has not experienced any other-than-temporary impairment of its short-term investments. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end.

The cost basis for the Company’s short-term investments totaled approximately $931 thousand and $2,606 thousand as of June 30, 2023 and December 31, 2022, respectively. The unrealized holding gains for the Company’s short-term investments totaled approximately $17 thousand and $4 thousand as of June 30, 2023 and December 31, 2022, respectively. The Company has not experienced any continuous unrealized holding losses on these investments. The fair value for the Company’s short-term investments totaled approximately $948 thousand and $2,610 thousand as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the contractual invoiced amount. An allowance for doubtful accounts is established, as necessary, based on past experience and management’s judgment. The determination of the collectability of amounts due from customers require the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company may establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the six months ended June 30, 2023 and 2022, the Company did not receive funds from these arrangements.

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

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 include assets amounting to approximately $279 thousand and $172 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which $111 thousand has been paid as of June 30, 2023. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the COVID-19 pandemic.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At June 30, 2023 and June 30, 2022, potentially dilutive shares outstanding amounted to 3.8 million and 3.4 million, respectively.

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

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$209	$390
Office furniture and equipment	60	177
Leasehold improvements	43	192
	312	759
Accumulated depreciation and amortization	(121)	(697)
	191	62
Operating lease ROU assets, net	287	322
Total	$478	$384

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 totaled $81 thousand and $13 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2023, the Company renewed its Beijing, China lease agreement for 13 months with monthly rent at approximately $3 thousand. The Company increased the right of use asset and lease liability by $34 thousand.

During March 2023, the Company amended its Seattle lease to extend the lease term to September 2023. The amended lease reduced the square footage and lowered the monthly payment to approximately $4 thousand. The Company increased the right of use asset by $5 thousand and decreased the lease liability by $9 thousand. The Seattle, Tulsa, and Beijing leases are classified as operating leases, with remaining terms ranging from three months to five years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. The Company incurred restoration expenses of $31 thousand and $87 thousand for the six months ended June 30, 2023 and twelve months ended December 31, 2022, respectively.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $12 thousand. Operating lease costs for the three and six months ended June 30, 2023 were $34 thousand and $82 thousand, respectively. Operating lease costs for the three and six months ended June 30, 2022 were $46 thousand and $88 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Operating lease ROU assets, net	$287	$322
Lease Liabilities:
Current lease liabilities	$95	$133
Long term lease liabilities	199	226
Total lease liabilities	$294	$359

Weighted average remaining lease term (in years):	2.4
Weighted average discount rate:	5.4%

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$99	$119
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$25	$25
Change in operating lease ROU assets	$39	$—

Minimum future payments under the Company’s lease liabilities as of June 30, 2023 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2023 (remaining 6 months)	$52	$59
2024	71	81
2025	58	66
2026	63	67
2027	50	51
Total	$294	$324

At June 30, 2023, $30 thousand of the Company’s future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Patents
Patents pending	$360	$307
Issued patents	782	815
	1,142	1,122
Trademarks
Trademarks pending	4	6
Registered trademarks	86	95
	90	101
Other	8	8
	1,240	1,231
Accumulated amortization	(478)	(433)
	$762	$798

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2023 is as follows:

(in thousands)
2023 (remaining 6 months)	$67
2024	125
2025	94
2026	60
2027	38
Thereafter	6
$390

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the six months ended June 30, 2023 and 2022, the Company assessed its patent and trademark assets, and determined $14 thousand and zero impairment costs were incurred, respectively. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $150 thousand of revenues and $21 thousand of cost of goods sold during the three months ended June 30, 2023. The revenue and cost of goods sold relate to an engineering feasibility study and spare parts order.

The Company recognized $1,044 thousand of revenues and $809 thousand of cost of goods sold during the six months ended June 30, 2023. The revenue and cost of goods sold relate predominately to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company did not recognize revenue or cost of goods sold for the three and six months ended June 30, 2022.

The Company had contract assets of $3 thousand and $20 thousand at June 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities of $2,105 thousand and $247 thousand at June 30, 2023 and

December 31, 2022, respectively. Of the $247 thousand contract liability balance at December 31, 2022, the Company recognized revenue of $120 thousand during the six months ended June 30, 2023.

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

The Company has an At-The-Market (“ATM”) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million. During the six months ended June 30, 2023, the Company issued zero shares of its common stock from the ATM program. As of June 30, 2023, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

Ending balances for the 2021 Plan is as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Outstanding options and restricted stock units	3,409	3,202
Reserved but unissued shares under the Plans	2,439	2,777
Total authorized shares under the Plans	5,848	5,979

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

During the six months ended June 30, 2023, no new options were awarded by the company.

Compensation expense associated with stock option awards for the three and six months ended June 30, 2023 totaled $46 thousand and $90 thousand, respectively. Compensation expense associated with stock option awards for the three and six months ended June 30, 2022 totaled $15 thousand and $57 thousand, respectively.

A summary of the Company’s stock option activity and changes is as follows:

	June 30,
	2023
(in thousands)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,779	$2.05	6.43
Granted	—	$—	—
Exercised	(20)	$0.54	—
Forfeited/Expired	—	$—	—
Outstanding at end of period	2,759	$2.07	5.83
Exercisable at end of period	1,991	$1.71	5.25

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at June 30, 2023 is $383 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At June 30, 2023, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). Unrecognized compensation expense for director services for the three and six months ended June 30, 2023 was $83 thousand and $150 thousand, respectively. Unrecognized compensation expense for director services for the three and six months ended June 30, 2022 was $85 thousand and $170 thousand, respectively. Director compensation is earned on a quarterly basis with the target value of compensation set at approximately $83 thousand per quarter.

A summary of the Company’s RSUs activity and changes is as follows:

	June 30,
	2023
(in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	423	$1.49
Granted	477	$0.71
Vested	(245)	$1.34
Forfeited	(5)	0.79
Nonvested at end of period	650	$0.98

A summary of the Company’s RSU compensation expense is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2023	2022
Compensation Expense	$212	$70
Weighted Average Value Per Share	$1.23	$1.44

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the Company’s 2021 Plan.

	For the Six Months Ended
	June 30,
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

The Consultant Plan activity and change is as follows:

June 30,
(in thousands)	2023
Reserved but unissued shares at beginning of year	196
Increases in the number of authorized shares	5
Grants	(8)
Reserved but unissued shares at end of year	193

The Consultant Plan compensation expense is summarized as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Compensation Expense	$5	$14
Weighted Average Value Per Share	$0.66	$1.93

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

Note 8 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. The award allowed the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the six months ended June 30, 2023, the Company recognized $69 thousand in reimbursements from DOE. The Company did not recognize reimbursements from the DOE for the six months ended June 30, 2022.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. The Company recognized $38 thousand and $12 thousand in government assistance from this program during the six months ended June 30, 2023 and 2022, respectively.

Note 9 – Subsequent Events

On July 31, 2023, we hired Tina Oby Unachukwu as our Director of Customer Relationships and Business Development. On the same day, we granted non-qualified stock options, in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the 2021 Plan, to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $1.31 as a material inducement to Ms. Unachukwu’s entering into employment with us. These options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third of the options to vest on the second and third anniversaries of the grant date, subject to continued employment with the Company. This event does not impact the six months ended June 30, 2023 consolidated financial statements, but will impact the nine months ended September 30, 2023 consolidated financial statements.

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

We have incurred losses since inception totaling $91.4 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $91.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of June 30, 2023, our China asset balance totaled $279 thousand, or approximately 3%, compared to our total asset balance of $10,398 thousand. During the six months ended June 30, 2023 and 2022, our China operations reported zero revenues.

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

Recent Developments

Delaware Reincorporation

At our annual meeting of shareholders held on June 6, 2023, the shareholders of the Company approved our proposed conversion from a Washington corporation to a Delaware corporation (the “Reincorporation”) by means of a plan of conversion. In connection with the Reincorporation, we filed on June 14, 2023 (the “Effective Date”) a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of conversion with the Delaware Secretary of State and adopted new bylaws (the “Bylaws”), and filed articles of entity conversion with the Washington Secretary of State.

As of the Effective Date, our domicile changed from the State of Washington to the State of Delaware and our affairs ceased to be governed by the Revised Code of Washington and our previous articles of incorporation and bylaws, and instead became governed by the General Corporation Law of the State of Delaware (the “DGCL”), and the Certificate of Incorporation and Bylaws. The number of shares of common stock and preferred stock that we are authorized to issue remained the same upon completion of the Reincorporation.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	June 30,
	2023	2022	$ Change	% Change
Revenues	$150	$—	$150	NM
Cost of goods sold	21	—	$21	NM
Gross profit	129	—	$129	NM
Research and development	187	188	$(1)	(0.5)%
General and administrative	1,571	1,472	$99	6.7%
Operating Expenses	1,758	1,660	$98	5.9%
Other income, net	151	22	$129	586.4%
Net loss	$(1,478)	$(1,638)	$160	9.8%
Basic and diluted net income per common share	$(0.04)	$(0.05)	$0.01	20.0%

	For the Six Months Ended
(in thousands, except per share data)	June 30,
	2023	2022	$ Change	% Change
Revenues	$1,044	$—	$1,044	NM
Cost of goods sold	809	—	$809	NM
Gross profit	235	—	$235	NM
Research and development	347	296	$51	17.2%
General and administrative	3,221	2,881	$340	11.8%
Operating Expenses	3,568	3,177	$391	12.3%
Other income, net	426	49	$377	769.4%
Net loss	$(2,907)	$(3,128)	$221	7.1%
Basic and diluted net income per common share	$(0.08)	$(0.09)	$0.01	11.1%
NM = Not meaningful

Sales and Gross Profit

Consolidated revenues for the three and six months ended June 30, 2023 were $150 thousand and $1,044 thousand, respectively, compared to zero revenues for the same time periods in 2022. Revenues for the three months ended June 30, 2023, were mostly generated from a stand-alone engineering feasibility study and spare parts sale.

Revenues for the six months ended June 30, 2023 were generated from multiple spare parts orders, burner performance testing and an engineering feasibility study.

Gross profit for the three and six months ended June 30, 2023, increased by $129 thousand and $235 thousand, respectively, as compared to zero profit for the same periods in 2022. Gross profit was realized by each revenue source noted in the above paragraph for both the three and six month periods during 2023. The mix of gross profit was predominately weighted towards our engineering feasibility study, with the profit profile considered to be abnormally high due to expedited timing commitments and mix of engineering activities.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses for the three and six months ended June 30, 2023, remained relatively consistent year-over-year.

General and Administrative

G&A expenses increased by $99 thousand or 6.7%, and $340 thousand or 11.8% for the three and six month periods ending on June 30, 2023, respectively, as compared to the same time periods in 2022. During the three months ended June 30, 2023, G&A expenses were negatively impacted by $105 thousand in project management and refurbishment costs related to our Seattle office decommissioning project. Monies received for selling used materials as a result of our Seattle office decommissioning project are reported in other income. During the six months ended June 30, 2023, G&A expenses were impacted by a one-time $187 thousand vesting of restricted stock units triggered by the departure of a board director. In addition, project management and refurbishment costs for our Seattle office decommissioning project totaled $168 thousand for the six months ended June 30, 2023.

Other Income

Other income increased by $129 thousand or 586.4%, and $377 thousand or 769.4% for the three and six month periods ending on June 30, 2023, respectively, as compared to the same time periods in 2022. During the three months ended June 30, 2023, other income increased by $35 thousand for materials sold as a result of our Seattle office decommissioning project. Interest income also increased by $94 thousand when compared to the same three month period in 2022. During the six months ended June 30, 2023, other income increased compared to the same period in 2022 by $152 thousand for interest income and $93 thousand for government assistance. Government assistance monies are related to our Oklahoma Quality Jobs rebate agreement and our Department of Energy hydrogen burner development grant. In addition, income from materials sold during our Seattle office decommissioning project resulted in a favorable impact of $154 thousand, for the six months ended June 30, 2023. These increases were offset by decreases of $32 thousand for asset sales in the six months ended June 30, 2023 versus the same period in 2022.

Net Loss

Net loss for the three months ended June 30, 2023, was $1,478 thousand as compared to $1,638 thousand for the three months ended June 30, 2022, or an approximate 9.8% decrease. The $160 thousand decrease in net loss during the three months ended June 30, 2023, is primarily attributable to the $129 thousand increase in gross profit referenced in the above explanation.

Net loss for the six months ended June 30, 2023, was $2,907 thousand as compared to $3,128 thousand for the six months ended June 30, 2022, or an approximate 7.1% decrease. The $221 thousand decrease in net loss during the six months ended June 30, 2023, is primarily attributable to the $235 thousand increase in gross profit referenced in the above explanation.

Liquidity and Capital Resources

At June 30, 2023, our cash and cash equivalent balance totaled $7,600 thousand compared to $6,451 thousand at December 31, 2022, an increase of $1,149 thousand. The increase in cash and cash equivalent balance is primarily attributable to the change of short-term held-to-maturity investments. At June 30, 2023, our short-term held-to-maturity investments totaled $931 thousand, which is a decrease of $1,675 thousand compared to $2,606 thousand at December 31, 2022.

At June 30, 2023, our current assets were in excess of current liabilities resulting in working capital of $6,107 thousand as compared to $8,586 thousand at December 31, 2022. We have no contractual debt obligations, and the Company has sufficient working capital to fund current operating expenses for over twelve months. To the extent the Company requires additional funds more than 12 months from the date hereof, and customer cash collections cannot fund our needs, the Company may utilize equity offerings. Historically, the Company has funded operations predominately through equity offerings.

Currently, the Company can sell shares of common stock through its ATM program. As of June 30, 2023, the remaining aggregate offering price for future sales of common stock on the ATM is approximately $8.7 million, subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period (for more details, see “Note 6 – Equity” in the notes to our condensed consolidated financial statements). Future sales of shares of common stock and the price at which we may be able to sell such shares of common stock under the ATM are dependent on factors beyond our control, including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

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

Operating activities for the six months ended June 30, 2023, resulted in cash outflows of $508 thousand, primarily due to the loss for the period of $2,907 thousand, offset with non-cash expenses of $471 thousand, and an increase of $1,858 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Operating activities for the six months ended June 30, 2022, resulted in cash outflows of $3,347 thousand, primarily due to the loss for the period of $3,128 thousand, offset with non-cash expenses of $179 thousand.

Investing activities for the six months ended June 30, 2023, resulted in cash inflows of $1,684 thousand, which is primarily attributable to the redemption $3,897 thousand of short-term held-to-maturity U.S. treasuries, offset by $2,162 thousand of purchases for the same type of investments.

Investing activities for the six months ended June 30, 2022, resulted in cash outflows of $78 thousand in disbursements for fixed and intangible assets, and cash inflows of $37 thousand in proceeds from fixed asset sales.

Financing activities for the six months ended June 30, 2023, included $15 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 which we filed with the Securities and Exchange Commission on March 31, 2023, and the risk factors included in the reports and other documents we filed with the Securities and Exchange Commission subsequent to that date. There are no material changes from the risk factors set forth in such prior filings.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2023, we issued 3,750 shares of common stock at a price per share of $0.66, the closing price of our common stock on November 17, 2022, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended June 30, 2023. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K – Entry into a Material Definitive Agreement.

On August 9 and 10, 2023, in connection with the Reincorporation (as defined above), our Board of Directors entered into indemnification agreements with each of its directors and executive officers, which replaced any prior indemnification agreement with the Company to which such director or officer was a party (the
“Indemnification Agreement”). The prior indemnification agreements were governed by Washington law, the Company's state of incorporation until it was reincorporated in Delaware in June 2023 (see “Recent Developments – Delaware Reincorporation” above for more information). The Indemnification Agreement supplements the indemnification rights provided under the Certificate of Incorporation, Bylaws, and applicable law.

This form of Indemnification Agreement, among other things, requires the Company to indemnify each director and executive officer, under the circumstances and to the extent provided in the agreement, to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding arising out of the person’s service as a director or executive officer. The form of agreement also sets forth procedures with respect to requests for indemnification from a director or executive officer.

A copy of a form of the Indemnification Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. The foregoing description of the Indemnification Agreement is a summary and does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

Disclosure Pursuant to Item 5.02 of Current Report on Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 8, 2023, the Company promoted Brent Hinds as Chief Financial Officer of the Company, effective immediately. Mr. Hinds will continue to serve as the Company’s principal financial and accounting officer.

In connection with the promotion, the Company amended Mr. Hinds’ employment agreement entered into with the Company on September 30, 2021 (the “Employment Agreement”), to provide for severance payments in certain instances (the “Amendment”). Specifically, the Amendment provides for severance payments in an amount equal to one (1) year salary plus any accrued but unpaid salary, vacation, and bonus amounts upon termination of Mr. Hinds’ employment without “Cause” or upon a “Change in Control.” For purposes of the Amendment, “Cause” means: (a) the commission by the employee of an act relating to employee’s duties constituting a felony under the laws of the United States or any state or political subdivision thereof or any other jurisdiction; (b) the commission by employee of an act constituting a breach of fiduciary duty, willful misconduct, or gross negligence; (c) the commission by employee of an act of fraud, dishonesty or misrepresentation related to employee’s duties that is detrimental to the Company; or (d) a material breach by employee of his obligations under the Employment Agreement. Further, for purposes of the Amendment, “Change in Control” means the sale or disposition by the Company to an unrelated third party of substantially all of its business or assets, or the sale of the capital stock of the Company in connection with the sale or transfer of the Company’s voting securities representing greater than 50% of the voting power in the Company (a “Controlling Interest”) to an unrelated third party, or the merger or consolidation of the Company with another corporation as part of the sale or transfer of a Controlling Interest in the Company to an unrelated third party. Additionally, if Mr. Hinds’ employment is terminated for Cause, he will not be eligible for any severance payments. No other changes were made to the Employment Agreement.

A copy of the Amendment is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. The foregoing description of the Amendment is a summary and does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.2.

Disclosure Pursuant to Item 7.01 of Current Report on Form 8-K - Required FD Disclosure.

A press release issued by the Company on August 8, 2023, announcing Mr. Hinds’ promotion to Chief Financial Officer is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Further, on August 14, 2023, the Company made an updated corporate presentation available on its website (www.clearsign.com). The Company intends, from time to time, to present and/or distribute the corporate presentation to the investment community and utilize at various industry and other conferences. The corporate presentation is filed as Exhibit 99.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. The Company undertakes no obligation to update, supplement or amend the materials attached hereto as Exhibit 99.2.

The information under this Item 5, provided pursuant to Item 7.01 of Form 8-K, including Exhibits 99.1 and 99.2 hereto, is being furnished herewith and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall such information be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing. Furthermore, the furnishing of information under this Item 5, provided pursuant to Item 7.01 of Form 8-K, is not intended to constitute a determination by the Company that the information contained herein, including the exhibit hereto, is material or that the dissemination of such information is required by Regulation FD.

ITEM 6.EXHIBITS

Exhibit
Number	Document

2.1	Plan of Conversion dated June 14, 2023 (1)
3.1	Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (1)
3.2	Bylaws of ClearSign Technologies Corporation, a Delaware corporation (1)
3.3	Certificate of Conversion, as filed with the Secretary of the State of Delaware on June 14, 2023 (1)
3.4	Articles of Conversion, as filed with the Secretary of State of the State of Washington on June 14, 2023 (1)
10.1*	Form of Indemnification Agreement
10.2*+	Amendment to Offer Letter between the Company and Brent Hinds, dated August 8, 2023
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1**	Press Release, dated August 8, 2023
99.2**	Corporate Presentation, dated August 2023
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

+ Agreement with management or compensatory plan or arrangement.

(1) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 14, 2023	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Brent Hinds
Brent Hinds
Vice President and Controller (Principal Financial and Accounting Officer)