Form 10-Q
period 2023-09-30
ClearSign Technologies Corp
filed 2023-11-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

As of November 6, 2023, the issuer has 38,565,836 shares of common stock, par value $0.0001, issued and outstanding.

PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three month periods during the nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	SIGNATURES	30

PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$7,235	$6,451
Short-term held-to-maturity investments	—	2,606
Accounts receivable, net	87	79
Contract assets	7	20
Prepaid expenses and other assets	484	577
Total current assets	7,813	9,733

Fixed assets, net	406	384
Patents and other intangible assets, net	769	798
Other assets	10	10

Total Assets	$8,998	$10,925

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$406	$296
Current portion of lease liabilities	78	133
Accrued compensation and related taxes	581	471
Contract liabilities	1,801	247
Total current liabilities	2,866	1,147
Long Term Liabilities:
Long term lease liabilities	186	226
Total liabilities	3,052	1,373

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 38,565,836 and 38,023,701 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	98,725	98,079
Accumulated other comprehensive loss	(21)	(8)
Accumulated deficit	(92,762)	(88,523)
Total equity	5,946	9,552

Total Liabilities and Equity	$8,998	$10,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$85	$324	$1,129	$324
Cost of goods sold	61	201	870	201

Gross profit	24	123	259	123

Operating expenses:
Research and development	93	97	440	393
General and administrative	1,428	1,461	4,649	4,342

Total operating expenses	1,521	1,558	5,089	4,735

Loss from operations	(1,497)	(1,435)	(4,830)	(4,612)

Other income
Interest	85	35	237	35
Government assistance	38	88	145	100
Gain from sale of assets	—	—	5	37
Other income, net	42	—	204	—
Total other income	165	123	591	172

Net loss	$(1,332)	$(1,312)	$(4,239)	$(4,440)

Net loss per share - basic and fully diluted	$(0.03)	$(0.03)	$(0.11)	$(0.13)

Weighted average number of shares outstanding - basic and fully diluted	38,562,127	37,871,291	38,459,313	34,435,117

Comprehensive loss
Net loss	$(1,332)	$(1,312)	$(4,239)	$(4,440)
Foreign-exchange translation adjustments	(1)	(10)	(13)	(20)
Comprehensive loss	$(1,333)	$(1,322)	$(4,252)	$(4,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Month Periods During the Nine Months Ended September 30, 2023 and 2022

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share-based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	4	98,543	(8)	(89,952)	8,587

Share-based compensation	—	—	59	—	—	59
Shares issued upon exercise of options ($0.54 per share)	12	—	—	—	—	—
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-Exchange Translation Adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(1,478)	(1,478)
Balances at June 30, 2023	38,562	4	98,604	(20)	(91,430)	7,158

Share-based compensation	—	—	119	—	—	119
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-Exchange Translation Adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,332)	(1,332)
Balances at September 30, 2023	38,566	$4	$98,725	$(21)	$(92,762)	$5,946

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	31,582	$3	$91,035	$9	$(82,765)	$8,282
Shares issued upon exercise of options ($0.89 per share)	1	—	—	—	—	—
Shares issued upon exercise of options ($2.93 per share)	3	—	—	—	—	—
Fair value of stock issued in payment of accrued compensation	66	—	95	—	—	95
Fair value of stock options granted in payment of accrued compensation	—	—	12	—	—	12
Share based compensation	3	—	80	—	—	80
Shares issued through the use of At-The Market issuance ($1.24 average per share)	496	—	578	—	—	578
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Net loss	—	—	—	—	(1,490)	(1,490)
Balances at March 31, 2022	32,155	3	91,807	9	(84,255)	7,564

Share based compensation	—	—	50	—	—	50
Shares issued through the use of At-The Market issuance ($1.71 average per share)	5	—	9	—	—	9
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Shares issued in stock offering ($1.11 average per share)	4,186	1	4,210	—	—	4,211
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(1,638)	(1,638)
Balances at June 30, 2022	36,350	4	96,083	(1)	(85,893)	10,193

Share based compensation	64	—	177	—	—	177
Shares issued upon cashless exercise of options ($0.89 per share)	10	—	—	—	—	—
Shares issued pursuant to purchase right ($1.11 per share)	1,592	—	1,741	—	—	1,741
Shares issued for services ($1.93 per share)	4	—	7	—	—	7
Foreign-Exchange Translation Adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(1,312)	(1,312)
Balances at September 30, 2022	38,020	$4	$98,008	$(11)	$(87,205)	$10,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,239)	$(4,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7	21
Share-based compensation	419	307
Depreciation and amortization	231	113
Gain from sale of fixed assets	(5)	(37)
Right of use asset amortization	105	116
Realized gain from marketable securities	(79)	—
Lease Amendments	(14)	—
Impairment of intangible assets	14	—
Change in operating assets and liabilities:
Contract assets	13	(245)
Accounts receivable	(8)	(5)
Prepaid expenses and other assets	(116)	(161)
Accounts payable and accrued liabilities	6	(99)
Accrued compensation and related taxes	329	189
Contract liabilities	1,554	(23)
Net cash used in operating activities	(1,783)	(4,264)

Cash flows from investing activities:
Acquisition of fixed assets	—	(5)
Disbursements for patents and other intangible assets	(95)	(114)
Proceeds from sale of fixed assets	5	37
Purchases of held-to-maturity short-term U.S. treasuries	(2,162)	(3,900)
Redemption of held-to-maturity short-term U.S. treasuries	4,847	—
Net cash provided by (used in) investing activities	2,595	(3,982)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	6,539
Taxes paid related to vesting of restricted stock units	(15)	—
Net cash (used in) provided by financing activities	(15)	6,539
Effect of exchange rate changes on cash and cash equivalents	(13)	(20)
Cash and cash equivalents:
Net change in cash and cash equivalents	784	(1,727)
Cash and cash equivalents, beginning of period	6,451	7,607
Cash and cash equivalents, end of period	$7,235	$5,880

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$234	$107
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$209	$—
Non-cash impact of new lease	$34	$—

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

The Company was originally incorporated in the State of Washington in 2008. During January 2022, the Company relocated its headquarters from Seattle, Washington to Tulsa, Oklahoma. Effective June 15, 2023, the Company changed its state of incorporation to Delaware. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a Wholly Foreign Owned Enterprise (WFOE) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD.

Unless otherwise stated or the context otherwise requires, the terms ClearSign and the Company refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

Liquidity

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company’s cash and cash equivalents totaled $7,235 thousand, which the Company believes is sufficient to fund current operating expenses beyond twelve months from the date hereof. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations.

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $91.0 million in gross proceeds through the sale of its equity securities. During the nine months ended September 30, 2023, the Company did not raise proceeds through the issuance of common stock.

The Company has incurred losses since its inception totaling $92.8 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

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

Short-Term Investments

Short-term investments consist of U.S. treasuries with original maturities of twelve months or less and greater than three months. These short-term investments are classified as held to maturity and are recorded on an amortized cost basis based on the Company’s positive intent and ability to hold these securities to maturity. As of September 30, 2023, the Company has not experienced any other-than-temporary impairment of its short-term investments. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end.

The cost basis for the Company’s short-term investments totaled approximately zero and $2,606 thousand as of September 30, 2023 and December 31, 2022, respectively. The unrealized holding gains for the Company’s short-term investments totaled approximately zero and $4 thousand as of September 30, 2023 and December 31, 2022, respectively. The Company has not experienced any continuous unrealized holding losses on these investments. The fair value for the Company’s short-term investments totaled approximately zero and $2,610 thousand as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s financial instruments primarily consist of cash equivalents, short-term investments, accounts receivable, contract assets, contract liabilities, accounts payable, and accrued expenses. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is primarily attributable to the short-term nature of these instruments.

The Company did not identify any other recurring or non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the nine months ended September 30, 2023, the Company received $60 thousand from these arrangements. During the nine months ended September 30, 2022, the Company did not receive funds from these arrangements.

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

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 include assets amounting to approximately $261 thousand and $172 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which $111 thousand has been paid as of September 30, 2023. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020 this has been and currently continues to be the case with the effects of the COVID-19 pandemic.

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

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At September 30, 2023 and September 30, 2022, potentially dilutive shares outstanding amounted to 4.0 million and 3.1 million, respectively.

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

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$209	$390
Office furniture and equipment	60	177
Leasehold improvements	43	192
	312	759
Accumulated depreciation and amortization	(162)	(697)
	150	62
Operating lease ROU assets, net	256	322
Total	$406	$384

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 totaled $122 thousand and $19 thousand, respectively.

Leases

The Company leases office space in Seattle, Washington, Tulsa, Oklahoma and Beijing, China. During June 2023, the Company renewed its Beijing, China lease agreement for 13 months with monthly rent at approximately $3 thousand. The Company increased the right of use asset and lease liability by $34 thousand.

During March 2023, the Company amended its Seattle lease to extend the lease term to September 2023. The amended lease reduced the square footage and lowered the monthly payment to approximately $4 thousand. The Company increased the right of use asset by $5 thousand and decreased the lease liability by $9 thousand. During October 2023, the Company entered into an agreement to lease a portion of office space for approximately $2 thousand per month for twelve months. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from less than twelve months to four years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee to return the premises to its original functional state. The Company incurred restoration expenses of $31 thousand and $87 thousand for the nine months ended September 30, 2023 and twelve months ended December 31, 2022, respectively.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three and nine months ended

September 30, 2023 were $35 thousand and $117 thousand, respectively. Operating lease costs for the three and nine months ended September 30, 2022 were $49 thousand and $138 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Operating lease ROU assets, net	$256	$322
Lease Liabilities:
Current lease liabilities	$78	$133
Long term lease liabilities	186	226
Total lease liabilities	$264	$359

Weighted average remaining lease term (in years):	2.3
Weighted average discount rate:	5.3%

	For the Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$134	$185
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$25	$25
Change in operating lease ROU assets	$39	$—

Minimum future payments under the Company’s lease liabilities as of September 30, 2023 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2023 (remaining 3 months)	$21	$24
2024	71	81
2025	59	66
2026	63	67
2027	50	51
Total	$264	$289

At September 30, 2023, $25 thousand of the Company’s future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Patents
Patents pending	$400	$307
Issued patents	782	815
	1,182	1,122
Trademarks
Trademarks pending	4	6
Registered trademarks	86	95
	90	101
Other	8	8
	1,280	1,231
Accumulated amortization	(511)	(433)
	$769	$798

Amortization expense for the nine months ended September 30, 2023 and 2022 totaled $109 thousand and $94 thousand, respectively. Future amortization expense associated with issued patents and registered trademarks as of September 30, 2023 is as follows:

(in thousands)
2023 (remaining 3 months)	$33
2024	125
2025	95
2026	60
2027	38
Thereafter	6
$357

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the nine months ended September 30, 2023 and 2022, the Company assessed its patent and trademark assets, and determined $14 thousand and zero impairment costs were incurred, respectively. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $85 thousand of revenues and $61 thousand of cost of goods sold during the three months ended September 30, 2023. The revenue and cost of goods sold relate to a sale of our boiler burner product line.

The Company recognized $1,129 thousand of revenues and $870 thousand of cost of goods sold during the nine months ended September 30, 2023. The revenue and cost of goods sold relate predominately to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company recognized $324 thousand of revenues and $201 thousand of cost of goods sold during the three and nine months ended September 30, 2022. The revenue and cost of goods sold are mostly in connection with the completion of a technology validation project.

The Company had contract assets of $7 thousand and $20 thousand at September 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities of $1,801 thousand and $247 thousand at September 30, 2023 and December 31, 2022, respectively. Of the $247 thousand contract liability balance at December 31, 2022, the Company recognized revenue of $120 thousand during the nine months ended September 30, 2023.

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

The Company has an At-The-Market (“ATM”) Offering Sales Agreement with Virtu Americas LLC, as sales agent pursuant to which it may currently sell shares of common stock with an aggregate offering price of up to $8.7 million. During the nine months ended September 30, 2023, the Company issued zero shares of its common stock from the ATM program. As of September 30, 2023, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

Ending balances for the 2021 Plan is as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Outstanding options and restricted stock units	3,467	3,202
Reserved but unissued shares under the Plan	2,381	2,777
Total authorized shares under the Plan	5,848	5,979

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

Inducement Options

During the nine months ended September 30, 2023, the Company granted non-qualified stock options to its Director of Customer Relationships and Business Development to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $1.31 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third of the options to vest on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options estimated on the date of grant using the Black Scholes valuation model was $160 thousand. The compensation expense recognized for these awards for the three and nine months ended September 30, 2023 was $62 thousand.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and nine months ended September 30, 2023 totaled $42 thousand and $132 thousand, respectively. Compensation expense associated with stock option awards for the three and nine months ended September 30, 2022 totaled $27 thousand and $84 thousand, respectively.

A summary of the Company’s Equity Incentive Plan stock option activity and changes is as follows:

	September 30,
	2023
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,779	$2.05	6.43
Granted	—	$—	—
Exercised	(20)	$0.54	—
Forfeited/Expired	—	$—	—
Outstanding at end of period	2,759	$2.07	5.58
Exercisable at end of period	1,991	$1.71	5.00

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at September 30, 2023 is $154 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At September 30, 2023, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification, Topic 718, Compensation-Stock Compensation, (ASC 718). Unrecognized compensation expense for director services as of September 30, 2023 and 2022 was $233 thousand and $256 thousand, respectively. Director compensation is earned on a quarterly basis with the target value of compensation set at approximately $83 thousand per quarter.

A summary of the Company’s RSUs activity and changes is as follows:

	September 30,
	2023
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	423	$1.49
Granted	538	$0.78
Vested	(245)	$1.34
Forfeited	(8)	$0.79
Nonvested at end of period	708	$1.01

A summary of the Company’s RSU compensation expense is as follows:

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2023	2022
Compensation Expense	$225	$219
Weighted Average Value Per Share	$0.80	$1.34

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the Company’s 2021 Plan.

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2023	2022
Fair value	$234	$98
Weighted Average Value Per Share	$0.79	$1.43

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

The Consultant Plan activity and change is as follows:

September 30,
(in thousands)	2023
Reserved but unissued shares at beginning of year	196
Increases in the number of authorized shares	5
Grants	(12)
Reserved but unissued shares at end of year	189

The Consultant Plan compensation expense is summarized as follows:

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2023	2022
Compensation Expense	$7	$21
Weighted Average Value Per Share	$0.66	$1.93

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

Note 8 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During the three months ended September 2023, the Company was awarded a Phase 2 grant from the DOE to develop the flexible fueled ultra-low NOx process burner capable of burning 100% hydrogen. This grant is for $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and nine months ended September 30, 2023, the Company recognized $26 thousand and $95 thousand in reimbursements from the DOE, respectively. During the three and nine months ended September 30, 2022, the Company recognized $76 thousand in reimbursements from the DOE.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During the three and nine months ended September 30, 2023, the Company recognized $12 thousand and $51 thousand in government assistance from this program, respectively. During the three and nine months ended September 30, 2022, the Company recognized $12 thousand and $24 thousand in government assistance from this program, respectively.

Note 9 – Subsequent Events

On November 6, 2023, we hired Matt Martin as our Chief Technology Officer. On the same day, we granted non-qualified stock options, in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the 2021 Plan, to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 per share as a material inducement to Mr.

Martin’s entering into employment with us. These options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third of the options to vest on the first and second anniversaries of the grant date, subject to continued employment with the Company. This event does not impact the nine months ended

September 30, 2023 consolidated financial statements, but will impact the year ended December 31, 2023 consolidated financial statements.

On November 9, 2023, 116 thousand shares of common stock, valued at approximately $99 thousand, were issued for vested restricted stock units in connection with the resignation of a member of the Company’s board of directors on November 9, 2023.

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

We have incurred losses since inception totaling $92.8 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. Since inception, we have raised approximately $91.0 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

With respect to our China operations, we have a satellite office located in Beijing, China to support our commercialization efforts. At this time, these operations in China are immaterial compared to total company operations. As of September 30, 2023, our China asset balance totaled $261 thousand, or approximately 3%, compared to our total asset balance of $8,998 thousand. During the nine months ended September 30, 2023 and 2022, our China operations reported zero revenues.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	September 30,
	2023	2022	$ Change	% Change
Revenues	$85	$324	$(239)	(73.8)%
Cost of goods sold	61	201	$(140)	(69.7)%
Gross profit	24	123	$(99)	(80.5)%
Research and development	93	97	$(4)	(4.1)%
General and administrative	1,428	1,461	$(33)	(2.3)%
Operating Expenses	1,521	1,558	$(37)	(2.4)%
Other income, net	165	123	$42	34.1%
Net loss	$(1,332)	$(1,312)	$(20)	(1.5)%
Basic and diluted net income per common share	$(0.03)	$(0.03)	$(0.00)	NM

	For the Nine Months Ended
(in thousands, except per share data)	September 30,
	2023	2022	$ Change	% Change
Revenues	$1,129	$324	$805	248.5%
Cost of goods sold	870	201	$669	332.8%
Gross profit	259	123	$136	110.6%
Research and development	440	393	$47	12.0%
General and administrative	4,649	4,342	$307	7.1%
Operating Expenses	5,089	4,735	$354	7.5%
Other income, net	591	172	$419	243.6%
Net loss	$(4,239)	$(4,440)	$201	4.5%
Basic and diluted net income per common share	$(0.11)	$(0.13)	$0.02	15.4%
NM = Not meaningful

Revenues and Gross Profit

Consolidated revenues for the three and nine months ended September 30, 2023, were $85 thousand and $1,129 thousand, respectively, compared to $324 thousand for the same time periods in 2022. Revenues for the three months ended September 30, 2023, were generated from a boiler burner order. Revenues for the nine months ended September 30, 2023, were generated from several orders for spare parts, burner performance testing, engineering feasibility study and boiler burner sale.

The $324 thousand in consolidated revenues for the three and nine months ended September 30, 2022, were predominantly generated from the closeout of our ExxonMobil technology validation project. Additional revenue consisted of the sale of our ClearSign Core™ enclosed oxidizer product for a hydrogen production plant.

Gross profit for the three months ended September 30, 2023, decreased by $99 thousand compared to $123 thousand in profit for the same period in 2022, mostly due to a lower margin profile for the boiler burner sold in the third quarter of 2023 as compared to the margin from the ExxonMobil technology validation project during the 2022 comparable period. The margin profile for the boiler burner order sold in the 2023 quarter was lowered to incentivize the sale and adoption of our technology. Gross profit for the quarter ended September 30, 2023, was approximately 28.2% of revenues, resulting in a decrease of approximately 9.8% compared to the same quarter in 2022.

Gross profit for the nine months ended September 30, 2023, increased by $136 thousand compared to $123 thousand for the same period in 2022. For the nine months ended September 30, 2023, gross profit was approximately 22.9% of revenues, resulting in a decrease of approximately 15.1% compared to the same period in 2022, mainly due to our burner performance testing revenues during 2023, and revenues recognized in connection with the ExxonMobil technology validation project during the 2022 comparable period. The margin profile in the current year was lower predominantly due to the revenue coming from burner performance testing. Burner performance testing typically produces lower margin compared to burner fabrication revenues.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses for the three and nine months ended September 30, 2023, remained relatively consistent year-over-year.

General and Administrative

G&A expenses for the 2023 third quarter remained relatively consistent compared to the same quarter in 2022. During the three months ended September 30, 2023, G&A expenses decreased by $33 thousand or 2.3% when compared to the same quarter in 2022.

During the nine months ended September 30, 2023, G&A expenses increased by $307 thousand or 7.1% when compared to the same period in 2022. This year-over-year difference in G&A expenses is primarily comprised of $73 thousand for vesting of restricted stock units triggered by the departure of two board members, one in 2023 and the other in 2022; an increase in project management and refurbishment costs for our Seattle office decommissioning project, which added $134 thousand in expenses as compared to the same period in 2022; and the vesting of $62 thousand in inducement stock options, which were granted to our new Customer Relationships and Business Development Director to incentivize employment (see “Note 6 – Equity – Inducement Options” for more details on the granted inducement options).

Other Income

Other income increased by $42 thousand or 34.1%, and $419 thousand or 243.6% for the three and nine month periods ending on September 30, 2023, respectively, as compared to the same time periods in 2022. During the three months ended September 30, 2023, interest income increased by $51 thousand compared to the same quarter in 2022. Materials sold as a result of our Seattle office decommission project increased other income by $43 thousand compared to the same quarter in 2022. The current third quarter increases were offset by a decrease of $50 thousand in government assistance, which are related to our Oklahoma Quality Jobs rebate agreement and our Department of Energy (“DOE”) ultra-low NOx hydrogen burner development grant. Our Phase 2 DOE grant was awarded late in the current quarter, thus a minimal amount of reimbursement was earned compared to our prior Phase 1 grant reimbursements during the comparable period. During the nine months ended September 30, 2023, interest income increased by $202 thousand, which was driven by rising interest rates. Our Seattle office decommission project increased other income by $197 thousand for the nine months ended September 30, 2023, compared to the same period in 2022.

Net Loss

Net loss for the three months ended September 30, 2023, was $1,332 thousand as compared to $1,312 thousand for the same quarter in 2022, or an approximate 1.5% increase. The $20 thousand increase is primarily attributable to the $99 thousand decrease in gross profit referenced in the above explanation.

Net loss for the nine months ended September 30, 2023, was $4,239 thousand as compared to $4,440 thousand for the same period in 2022, or an approximate 4.5% decrease. The $201 thousand decrease in net loss is primarily attributable to the $136 thousand increase in gross profit referenced in the above explanation.

Liquidity and Capital Resources

At September 30, 2023, our cash and cash equivalent balance totaled $7,235 thousand compared to $6,451 thousand at December 31, 2022, an increase of $784 thousand. The increase in cash and cash equivalent balance is primarily attributable to the change of short-term held-to-maturity investments. At September 30, 2023, our short-term held-to-maturity investments totaled zero, compared to $2,606 thousand at December 31, 2022.

At September 30, 2023, our current assets were in excess of current liabilities resulting in working capital of $4,947 thousand as compared to $8,586 thousand at December 31, 2022. We have no contractual debt obligations, and the Company has sufficient cash and expected cash collections to fund current operating expenses for over twelve months. To the extent the Company requires additional funds more than 12 months from the date hereof, and customer cash collections cannot fund our needs, the Company may utilize equity offerings. Historically, the Company has funded operations predominantly through equity offerings.

Currently, the Company can sell shares of common stock through its ATM program. As of September 30, 2023, the remaining aggregate offering price for future sales of common stock on the ATM is approximately $8.7 million, subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period (for more details, see “Note 6 – Equity” in the notes to our condensed consolidated financial statements). Future sales of shares of common stock and the price at which we may be able to sell such shares of common stock under the ATM are dependent on factors beyond our control, including, but not limited to, market conditions, and the trading price of our common stock.

We filed a Form S-3 shelf registration statement with the SEC on July 1, 2022 that was declared effective on August 12, 2022.The registration statement on Form S-3 allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time, as market conditions permit to fund, to the extent required beyond the 12 months from the date hereof, the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so.

Operating activities for the nine months ended September 30, 2023, resulted in cash outflows of $1,783 thousand, primarily due to the loss for the period of $4,239 thousand, offset with non-cash expenses of $678 thousand, and an increase of $1,554 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Operating activities for the nine months ended September 30, 2022, resulted in cash outflows of $4,264 thousand, primarily due to the loss for the period of $4,440 thousand, offset with non-cash expenses of $520 thousand.

Investing activities for the nine months ended September 30, 2023, resulted in cash inflows of $2,595 thousand, which is primarily attributable to the redemption $4,847 thousand of short-term held-to-maturity U.S. treasuries, offset by $2,162 thousand of purchases for the same type of investments.

Investing activities for the nine months ended September 30, 2022, resulted in cash outflows of $3,982 thousand, which is primarily attributable to $3,900 thousand of investments in short-term held-to-maturity U.S. treasuries, and $114 thousand of disbursements for patents and other intangibles.

Financing activities for the nine months ended September 30, 2023, included $15 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

Financing activities for the nine months ended September 30, 2022, included $6,539 thousand in net proceeds from the sale of 501 thousand shares of our common stock through our ATM program at an average price of $1.24 per share, sale of 4.2 million shares of our common stock through a public offering at an average price of $1.11 per share, and sales of 1.6 million shares of our common stock at a price of $1.11 per share pursuant to the Participant Right with clirSPV.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2023, we issued 3,750 shares of common stock at a price per share of $0.66, the closing price of our common stock on November 17, 2022, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended September 30, 2023. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Disclosure Pursuant to Item 5.02 of Current Report on Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 9, 2023, Gary DiElsi notified our Board of Directors (the “Board”) that he will resign from the Board, effective immediately. At the time of his resignation, Mr. DiElsi was the chairperson of the Board’s Compensation Committee and a member of the Board’s Audit Committee and Nominating and Corporate Governance Committee. Mr. DiElsi’s decision to resign was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company intends to appoint a new director to fill the vacancy resulting from Mr. DiElsi’s resignation.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1	Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (1)
3.2	Bylaws of ClearSign Technologies Corporation, a Delaware corporation (1)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 14, 2023	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)