Form 10-K/A
period 2023-12-31
ClearSign Technologies Corp
filed 2024-04-26
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of the common equity was $40,360,983.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 24, 2024, the registrant has 45,913,546 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor name	BPM CPA LLP

Location	Santa Monica, CA

Auditor Firm ID	PCAOB: ID 207

Technologies Corporation

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment,” or this “report”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 of ClearSign Technologies Corporation (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2023. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

This Amendment is also being filed with the SEC to correct the certifications required under Sections 302 (the “302 Certifications”) and 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications,” and collectively, the “Certifications”) filed as Exhibits 31.1, 31.2 and 32.1 to the Original Form 10-K. The Certifications that will be filed, or furnished, as applicable, with this Amendment will correct typographical errors within each of the 302 Certifications that resulted in such exhibits inadvertently referring to an incorrect date under each 302 Certification, and, incorrectly identifying the Annual Report on Form 10-K, the subject of the 906 Certification, as being for the year ended December 31, 2022. Additionally, the Company is filing this Amendment to correct the hyperlinks in Exhibits 3.1 and 3.2, as filed under Item 15 of the Original Form 10-K, and to add Exhibit 10.18, which was inadvertently not included under Item 15 of the Original Form 10-K, both of which were the result of an inadvertent administrative error. Accordingly, the Company is filing as exhibits to this Amendment the Certifications with correct dates and references, as well as updated Exhibits 3.1 and 3.2 under Item 15 with correct hyperlinks.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Governance of the Company

The following table sets forth the names and ages of the directors and executive officers serving as of the date hereof. Our officers are appointed by, and serve at the pleasure of, the Board.

Name	Age	Position
Colin James Deller	56	Chief Executive Officer and Director
Brent Hinds	45	Chief Financial Officer
Robert T. Hoffman Sr.	65	Director and Chairperson of the Board
Judith S. Schrecker	71	Director and Lead Independent Director
Catharine M. de Lacy	66	Director
David M. Maley	63	Director

Our business, property and affairs are managed by, or under the direction of, our board of directors (the “Board”), in accordance with the General Corporation Law of the State of Delaware (“DGCL”) and our bylaws (the “Bylaws”). Members of the Board are kept informed of our business through discussions with the Chief Executive Officer, Chief Financial Officer and other key members of management, by reviewing materials provided to them by management, and by participating in meetings of the Board and its committees.

Stockholders may communicate with the members of the Board, either individually or collectively, or with any independent directors, individually or as a group, by writing to the Board at 8023 East 63rd Place Suite 101, Tulsa, Oklahoma 74133. These communications will be reviewed by the Company’s Secretary who, depending on the subject matter, will (i) forward the communication to the director or directors to whom it is addressed or who is responsible for the topic matter, (ii) attempt to address the inquiry directly (for example, where it is a request for publicly available information or a stock related matter that does not require the attention of a director), or (iii) not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic. At each meeting of the Nominating and Corporate Governance Committee (the “Governance Committee”), the Company’s Secretary presents a summary of communications received, if any, and will make those communications available to any director upon request.

Colin James Deller

Dr. Deller joined us as our President in February 2019, transitioned to the office of Chief Executive Officer on April 1, 2019 and was appointed as a director on February 13, 2020. Dr. Deller began his career at Hamworthy Combustion while also completing his Ph.D. In 1996, Dr. Deller joined Callidus, where he was employed in Project Engineering and Sales, and over the course of ten years advanced to serve as Chief Combustion Engineer and Manager of Burner Order Execution before being promoted to oversee Callidus’ entire burner business. From 2010 until he left Callidus, following the acquisition of Callidus by Honeywell, Dr. Deller served as General Manager with full profit and loss accountability for the Honeywell UOP Callidus burner business worldwide. During that time, he led his team in developing new international markets, including developing a leading market position in China. From May 2018 until he joined the Company, Dr. Deller served as the interim Global Operations Director for the entire Honeywell International UOP Callidus business, which includes flares and thermal oxidizers in addition to burners. Dr. Deller has a Bachelor of Engineering in mechanical engineering from Portsmouth Polytechnic, U.K., a doctorate in flame chemistry from the University of Portsmouth, U.K., and an M.B.A. from The University of London.

Brent Hinds

Mr. Hinds was appointed as our Vice President of Finance, Controller, Treasurer, principal financial officer, and principal accounting officer on October 18, 2021. Mr. Hinds was promoted to Chief Financial Officer effective August 8, 2023. Prior to joining the Company, from July 2014 to September 2021, Mr. Hinds was employed by Enovation Controls, Inc. (“Enovation Controls”). Enovation Controls is a stand-alone subsidiary of Helios Technologies (NASDAQ: HLIO), focused on global sales, manufacturing, and application engineering operations, working directly with original equipment manufacturers. Mr. Hinds successively held the positions of Assistant Controller, Controller and Vice President of Finance. In his capacity, Mr. Hinds was responsible for overseeing accounting and finance department activities to ensure accuracy and timely dissemination of reports, including income statement, balance sheet, and cash flow. Prior to joining Enovation Controls, Mr. Hinds worked for Stinnett & Associates, LLC, a professional advisory firm for public and private companies, where he established risk-based audit programs to determine the adequacy and effectiveness internal control environments. Additionally, Mr. Hinds served as a compliance analyst at Baker Hughes Company. Mr. Hinds earned his Bachelor of Science in Accounting from Oklahoma State University and is a certified public accountant.

Robert T. Hoffman Sr.

Mr. Hoffman became a director of our Company in July 2018 in conjunction with the execution of a Voting Agreement between the Company and clirSPV LLC and was appointed as Chairman in November 2018. Mr. Hoffman served as the interim Chief Executive Officer for ClearSign between January 1, 2019, and April 1, 2019, prior to Dr. Deller’s appointment. Mr. Hoffman has more than 30 years of relevant capital markets experience and expertise. In 2011, Mr. Hoffman founded and continues to manage Princeton Opportunity Management LLC. Previously, he served as founder and managing partner of Candlewood Capital Management. The firm’s Candlewood Funds were a family of domestic and off-shore long/short funds, which totaled more than $1 billion in primarily institutional assets. Mr. Hoffman also was a Managing Director and Portfolio Manager for the Growth & Income (G&I) mutual fund and institutional assets of what was originally Scudder Stevens and Clark, where he was responsible for all buy and sell decisions. During his tenure, G&I assets under management expanded from approximately $1.75 billion to more than $25 billion. Mr. Hoffman was also nominated by two separate governors to serve three terms as a Member and Chairman of the State of New Jersey Investment Council (SIC) from 1990 to 2002. The SIC has ultimate oversight responsibility for state and local pension funds totaling more than $80 billion. Mr. Hoffman’s career also includes service as the Assistant State Treasurer for Pensions and Investments for the State of New Jersey; Special Assistant to the Governor of New Jersey; and Mergers, and Acquisitions Analyst at ABN/LaSalle Bank. He holds an M.B.A. with Distinction from the Kellogg Graduate School of Management at Northwestern University and an Economics degree from Dartmouth College.

Judith S. Schrecker

Ms. Schrecker became a director of our Company in February 2021. Ms. Schrecker brings more than 40 years of financial and operating leadership and board participation with broad international experience. Most recently Ms. Schrecker was VP of Finance of Flat Rolled Products at ATI – Allegheny Technologies, Inc., a Global manufacturer of technically advanced specialty materials and complex components, overseeing revenues of over $1 billion. Prior to that Ms. Schrecker was Chief Financial Officer of Alcoa’s Global Rolled Products business and a member of the executive council of the company. Under her leadership, the Global Rolled Products business achieved historically high profitability. Ms. Schrecker previously served on the boards of Finacity Corporation and Dress for Success Worldwide. She attended the University of Pittsburg Graduate School of Public and International Affairs along with a B.A. in History, Economics, and Latin American Studies from Temple University. Additionally, Ms. Schrecker is a 2020 Exceptional Women Awardees Foundation (EWA) recipient.

Catharine M. de Lacy

Ms. de Lacy became a director of our Company in February 2023. She is a widely recognized expert in ESG/Sustainability initiatives, public affairs, corporate governance, and risk management. Ms. de Lacy has worked for both public and privately held companies including Albemarle Corporation, the Clorox Corp., Sun Products, Cabot Corp, AlliedSignal, and Occidental Petroleum Corp. Ms. de Lacy is the co-founder and Managing Director of Riar Associates, LLC, a management consultancy where she continues to work as a business advisor and subject matter expert on climate, sustainability, business strategy, public policy and advocacy, communications, and risk management matters for public and private companies. She is a former board member of TORC Oil & Gas, Ltd. (TSX:TOG) and the Environmental Law Institute’s Leadership Council, and is currently serving as a board member of privately-held NTES LLC, which provides strategic, financial, and operations management expertise in evolving energy markets and real estate investment;  the Executive Advisory Council of the Responsible Battery Coalition; and U.S.A Bobsled/Skeleton Foundation. She holds a Board Certificate in ESG from UC Berkeley's Law School, is a Certified Director through the Harvard Business School, and is a Qualified Risk Director® and holds a certificate in Cyber Risk Governance®. Ms. de Lacy received a B.A. from Merrimack College, and an M.S. from Tufts University.

David M. Maley

Mr. Maley became a director of our Company in April 2024. Mr. Maley brings forty years of broad investment experience with more than half of that period focused on micro-cap equity research and portfolio management. Mr. Maley currently serves as the Chief Investment Officer and Chief Compliance Officer of 1102 Partners, LLC, a family office, and investment advisory firm founded by Mr. Maley in 2021. Prior to his current role, Mr. Maley served as a Senior Vice President at Ariel Investments, where he was Lead Portfolio Manager for the Ariel Micro-Cap Value Product fund and the Ariel Small-Cap Deep Value Product fund. During that time, he was named a “Micro-Cap Superstar” in a 2014 Red Chip Review publication. Mr. Maley also took on management of the domestic trading team at Ariel Investments and chaired the Trade Oversight Committee during his tenure at Ariel Investments. Prior to Ariel Investments, Mr. Maley founded and ran Maple Hill Capital Management and served as a Vice President and Senior Portfolio Manager for ultra-high net worth clients at Harris Bank. Mr. Maley began his career in institutional equity sales at Goldman Sachs. He received an M.B.A from the University of Chicago Booth School Of Business and a B.B.A in finance from the University Of Notre Dame.

The investment experience that Mr. Hoffman and Mr. Maley bring to our Board includes experience in analyzing the operations of businesses, and particularly smaller capitalized companies, to determine the likelihood of success. Ms. Schrecker has significant financial, business, operational and industrial experience. Ms. de Lacy and Mr. Maley have significant experience in the areas of corporate governance and risk management. In addition, Ms. de Lacy and Mr. Maley have experience in the areas of environmental policy and cybersecurity. We believe that their experience, together with the expertise brought to our operations by Dr. Deller, will help us achieve our goals of proving commercial viability of our products, generating interest from end users and original equipment manufacturers and licensing our technology. For these reasons, we concluded that each of these individuals should serve as a director.

None of our executive officers or directors have been involved in a legal proceeding that requires disclosure pursuant to Item 401(f) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). None of our executive officers or directors was selected as such as a result of an arrangement or understanding between him and any other person.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”). On an annual basis, the Board reviews the independence of all directors under guidelines established by Nasdaq and in light of each director’s background, employment and affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. The Board concluded its annual review of director independence in March 2024. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b) promulgated under the Exchange Act, with the exception of Robert T. Hoffman, Sr. and Colin James Deller.

Committees of our Board

The Board has three standing committees, the Audit & Risk Committee, the Human Capital & Compensation Committee (the “Compensation Committee”) and the Governance Committee (collectively, the “Board Committees”). All members of the Board Committees are non-employee directors who are deemed independent.

Audit & Risk Committee

As of the date of this report, the Audit & Risk Committee was comprised of Judith Schrecker (Chairperson), Catharine M. de Lacy and David M. Maley. Each member of the Audit & Risk Committee is financially literate and our Board has determined that Judith Schrecker qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The role of the Audit & Risk Committee includes, but is not limited to, the following:

•	overseeing management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

•	appointing, compensating, retaining, and overseeing the work of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

•	overseeing management’s maintenance of internal controls and procedures for financial reporting at least annually;

•	overseeing risks related to cybersecurity, including the security of corporate information and the steps management takes to monitor and control cybersecurity risks;

•	overseeing our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	overseeing the independent registered public accounting firm’s qualifications and independence;

•	preparing the report required by the rules of the Securities and Exchange Commission to be included in our proxy statement; and

•	discharging such duties and responsibilities as may be required of the Audit & Risk Committee by the provisions of applicable laws, rules or regulations.

The Audit & Risk Committee is authorized (without seeking Board approval) to retain or terminate special legal, accounting or other advisors and may request any officer or employee of the Company or the Company’s outside counsel or independent registered public accounting firm to meet with any members of, or advisors to, the Audit & Risk Committee.

A copy of the charter of the Audit & Risk Committee is available on our website at www.clearsign.com (under “Investors - Corporate Governance”).

Human Capital & Compensation Committee

As of the date of this report, the Compensation Committee was comprised of Judith Schrecker (Chairperson) and Catharine M. de Lacy. The role of the Compensation Committee is to:

•	review, approve, and recommend to the Board our compensation and benefits policies generally and the annual compensation (base salary, bonus and other benefits) for all of our executives, including our Chief Executive Officer;

•

administer the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”), the 2013 Consultant Stock Plan and the ClearSign Technologies Corporation 2011 Equity Incentive Plan; and

•	annually review and make recommendations to the Board with respect to the compensation of non-executive directors, including any incentive plan compensation.

A copy of the charter of the Compensation Committee is available on our website at www.clearsign.com (under “Investors-Corporate Governance”).

The Compensation Committee may engage outside advisers, including outside auditors, attorneys, and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant used to provide advice on compensation levels or assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Pursuant to the terms of the 2021 Plan, the Compensation Committee may delegate to one or more officers of the Company the authority to grant awards under the plan to participants who are not insiders of the Company.

Nominating and Corporate Governance Committee

As of the date of this report, the Governance Committee was comprised of Catharine M. de Lacy (Chairperson) and Judith Schrecker. The role of the Governance Committee is to:

•	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

•	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;

•	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

•	review planning for succession to the position of Chief Executive Officer and other senior management positions;

•	annually recommend to the Board persons to be nominated for election as directors;

•	annually recommend to the Board the members and leadership of all standing committees, as well as leadership of the Board and to fill vacancies as needed;

•	adopt or develop for Board consideration corporate governance principles and policies; and

•	periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body, including conducting an annual self-assessment of the Board and its standing committees.

A copy of the charter of the Governance Committee is available on our website at www.clearsign.com (under “Investors - Corporate Governance”).

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds, ages and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates should preferably have board experience with one or more companies or should have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in combustion, technology, air pollution control and air emission regulation, intellectual property, start-up companies, research and development, strategic planning, business development, upstream, midstream and downstream oil and gas, energy, finance, accounting and banking, as well as impact investing and environmental, social and governance investing, reporting and/or compliance.

In evaluating nominations to the Board, the Governance Committee also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role as a fiduciary to stockholders and with respect to corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out such fiduciary responsibilities.

Risk Oversight by the Board of Directors

It is the management’s responsibility to assess and manage the various risks we face. It is the Board’s responsibility to oversee management in this effort, in order to ensure that risks and uncertainties that may relate to our ongoing operations and to our plans for the future are considered and sought to be managed appropriately. In exercising its oversight, the Board has allocated some areas of focus to the Board Committees and has retained areas of focus for itself, as more fully described below.

Full Board. Risks and exposures focused on by the full Board include risk management as a whole as well as strategic, financial and execution risks including safety risks, risks associated with intellectual property, and other current matters that may present material risk to our operations, plans, prospects or reputation. Throughout the year, the Chief Executive Officer discusses these risks with the Board during strategy reviews that focus on a particular function or aspect of our business.

Audit & Risk Committee. Risks and exposures focused on by the Audit & Risk Committee are those associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, cyber, the Foreign Corrupt Practices Act, financial policies, investment guidelines, and credit and liquidity matters.

Governance Committee. Risks and exposures focused on by the Governance Committee are those relating to corporate governance and management and director succession planning.

Compensation Committee. Risks and exposures focused on by the Compensation Committee are those associated with leadership assessment and compensation programs and arrangements, including incentive plans, to ensure that compensation incentives are aligned with our risk management objectives.

Board Leadership Structure

The Chairperson of the Board, if appointed pursuant to Section 6.1 of the Bylaws, presides at all meetings of the Board and the annual meeting of stockholders. Mr. Hoffman was appointed as Chairperson of the Board at a special meeting of the Board held on November 6, 2018, at which time the Board determined to separate the offices of the Chief Executive Officer and the Chairperson. At that time, the Board believed such a leadership structure would increase the Board’s independence from management. Ms. Schrecker is currently serving as our lead independent director.

The responsibilities of our lead independent director include:

•	to act as a liaison between the independent and non-independent directors;

•	to develop, maintain and revise the annual Board calendar;

•	to preside over all Board meetings at which the Chairperson of the Board is not present; and

•	other duties as may be assigned to the lead independent director by the Board.

A determination regarding the designation and appointment of a Board Chairperson and/or lead independent director will be made each year following the Company’s annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

None of our prior or current executive officers serves as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to our principal executive officer and principal financial and accounting officer and any persons performing similar functions, as well as to our employees, officers, directors, agents and representatives. The Code of Ethics requires, among other things, that all of the foregoing people avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. The Code of Ethics is available on our website at www.clearsign.com (under “Investors-Corporate Governance”). We will promptly disclose any amendment to, or a waiver from, a provision of our Code of Ethics that applies to members of our board of directors, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting the information on our Internet website, www.clearsign.com.

Employee, Officer, and Director Hedging

Our policy against insider trading prohibits all employees and directors from engaging in any short sales of our securities, hold our securities in a margin account, or pledge our securities as collateral for a loan.

Family Relationships

There are no family relationships among any of our executive officers or directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Compensation

The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and Chief Financial Officer in the years ended December 31, 2023 and 2022, in accordance with Item 402(m)(2) of Regulation S-K. These officers are referred to herein as the “named executive officers” or “NEOs.” The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company pursuant to ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table

					Option		Restricted Stock		All Other
Name and Principal		Salary	Bonus		Awards (1)		Awards (2)		Compensation (3)	Total
Position	Year	($)	($)		($)		($)		($)	($)
Colin J. Deller	2023	350,000	138,989	(4)	115,192	(6)	—		38,320	642,501
Chief Executive Officer	2022	350,000	86,747	(5)	26,238	(6)	—		35,220	498,205
Brent Hinds	2023	200,000	47,780	(4)	31,155	(7)	7,285	(9)	33,637	319,857
Chief Financial Officer	2022	200,000	46,717	(5)	52,410	(8)	—		30,720	329,847

(1)	The amounts included in this column are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, and includes amounts from option awards granted in 2021, 2020 and 2019. For information on the valuation assumptions used in calculating these dollar amounts, see Notes 2 and 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)	The amounts included in this column are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, and includes amounts from restricted stock awards granted. For information on the valuation assumptions used in calculating these dollar amounts, see Notes 2 and 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts reflect our accounting expense for these awards and do not reflect the actual economic value that may be realized by the individuals upon vesting of such awards.

(3)	Relates to healthcare benefits and employer matching in a defined contribution retirement plan available to all employees.

(4)	Bonuses for 2023 were accrued in 2023 and paid in stock during the first quarter of 2024.

(5)	Bonuses for 2022 were accrued in 2022 and paid in stock during the first quarter of 2023.

(6)	Relates to performance based stock option awards from our 2011 Equity Incentive Plan, granted to Dr. Deller in 2021. These are expensed over the performance period as performance conditions associated with the stock option are considered achieved or probable, as determined by the Compensation Committee.

(7)

Relates to time based stock option awards from our 2021 Plan, granted to Mr. Hinds in 2021. These are expensed over the service period when the service conditions associated with the stock option are satisfied.

(8)

Relates to time based stock option awards from our 2021 Plan, granted to Mr. Hinds in 2022 and 2021. These are expensed over the service period when the service conditions associated with the stock option are satisfied.

(9)

Relates to time based restricted stock awards from our 2021 Plan granted to Mr. Hinds in 2023. These are expensed over the service period when the service conditions associated with the restricted stock award are satisfied.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our NEO’s at December 31, 2023.

	Equity Incentive		Equity Incentive
	Plan Awards:		Plan Awards:				Equity Incentive
	Number of Securities		Number of Securities				Plan Awards:
	Underlying Unexercised		Underlying Unexercised				Number of Restricted
	Options		Unearned Options				Stock Units
	(#)		(#)		Option Exercise	Option Expiration	(#)
Name	Exercisable		Unexercisable		Price ($)	Date	Unvested
Colin J. Deller
	178,161	(1)	—		$0.94	2/14/30	—
	200,000	(1)	—		$2.25	1/28/29	—
	400,000	(1)	—		$1.16	1/28/29	—
	140,000	(2)	450,000	(2)	$3.37	1/10/31	—

Brent Hinds
	100,000	(1)	—		$1.83	10/18/31	30,380
	12,788	(1)	—		$1.44	1/6/2032	—

(1)	At December 31, 2023, these options have vested 100%.

(2)	Unearned options vest upon completion of performance milestones as outlined in the option award agreement. The Board regularly monitors performance milestones to determine option vesting eligibility.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Colin James Deller

On January 28, 2019 (the “Effective Date”), the Company and Colin James Deller entered into an employment agreement pursuant to which the Company employed Dr. Deller as its President until April 1, 2019, at which time Dr. Deller became the Company’s Chief Executive Officer. Pursuant to the agreement, the Company pays Dr. Deller an annual salary of $350,000. As an inducement to accept employment with the Company, Dr. Deller was also granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.16 per share and an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Each option has a term of 10 years and has vested as follows: one-third of the options vested on the Effective Date; one-third of the options vested on the first anniversary of the grant date; and one-third of the options vested on the second anniversary of the grant date. Dr. Deller is also eligible to participate in such healthcare and other benefit programs made available to employees of the Company. Dr. Deller is eligible for annual bonuses with a value of up to 60% of his annual salary. Dr. Deller and the Compensation Committee meet annually to establish (i) performance standards and goals (“Standards and Goals”) to be met by him and (ii) bonus targets based on the Standards and Goals that are achieved. Any bonuses will be paid at the Compensation Committee’s discretion in cash and/or via equity awards made under our 2021 Plan, or any successor plan thereto, of the type of equity award as authorized by the Compensation Committee, which may include options to purchase Company’s common stock to be valued using the Black-Scholes option valuation model, and/or common stock, restricted stock, restricted stock units, performance stock or performance stock units. If Dr. Deller is terminated without cause, if he resigns for any reason, dies, or becomes disabled, he is entitled to certain severance benefits. Dr. Deller may voluntarily resign for any reason by providing us with 30 days’ prior notice. If the Company terminates Dr. Deller without cause or he is terminated within 12 months of a change in control, then Dr. Deller will be entitled to severance benefits, including 12 months of his annual salary.

Offer Letter with Brent Hinds

Brent Hinds received an offer letter from the Company, dated as of September 30, 2021 and effective as of October 18, 2021 (the “Offer Letter”), setting forth the terms of his employment and compensation arrangement, which he accepted. Pursuant to the Offer Letter, Mr. Hinds is paid an annual base salary of $200,000 in addition to equity compensation and other benefits set forth in the Offer Letter. Mr. Hinds is eligible for annual bonuses with a value up to 40% of his annual salary, and comprised of long- and short-term incentives awards.

Mr. Hinds is also eligible to participate in such healthcare and other benefit programs made available to employees of the Company. His employment has no specified term and is on an at-will basis.

On August 8, 2023, we promoted Mr. Hinds to Chief Financial Officer of the Company. In connection with the promotion, the Company amended the Offer Letter to provide for severance payments in certain instances (the “Amendment”). Specifically, the Amendment provides for severance payments in an amount equal to one (1) year salary plus any accrued but unpaid salary, vacation, and bonus amounts upon termination of Mr. Hinds’ employment without “Cause” or upon a “Change in Control,” as such terms are defined in the Amendment. Additionally, if Mr. Hinds’ employment is terminated for Cause, he will not be eligible for any severance payments. No other changes were made to the Offer Letter.

Change of Control Arrangements

All of the option awards and stock awards granted to the Company’s executive officers pursuant to the 2021 Plan include change-in-control arrangements whereby, in the event that a successor corporation does not assume or substitute the outstanding executive officers’ awards, any unvested award will be fully vested, including awards contingent on performance-based goals. Upon a change-in-control, these vested awards will be exercisable for a period of time determined by the administrator of the 2021 Plan, and any award that becomes fully vested as a result of a change-in-control will terminate upon expiration of such period.

Compensation Discussion

Overview

The Compensation Committee administers our executive compensation and benefit programs. The Compensation Committee is comprised exclusively of independent directors and oversees all compensation and benefit programs and actions that affect our executive officers.

Compensation Process and Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee reviews and approves, subject to applicable Board ratification, the salary, annual incentive compensation or bonus, long-term incentive compensation in the form of stock options, restricted stock units, or stock grants, all other employment, severance and change-in-control agreements and any other compensation applicable to executive officers. As discussed below, our Chief Executive Officer assists the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers.

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

Evaluation of Compensation Practices

In developing our director compensation program and as basis for establishing such compensation, the Compensation Committee gathers and reviews data from the National Association of Corporate Directors as well as for various publicly traded companies that the Compensation Committee believes to be similar to the Company in some respect, taking into consideration market capitalization, number of employees, amount of revenue, net cash used or generated in operations and the industries in which such companies operate. The goal is to attract qualified candidates and motivate director behavior by adequately compensating for the time, effort, and commitment required. Establishing a transparent process that includes industry standards and comparisons, while factoring in the unique circumstances of the Company, is critical. Compensation may be in the form of cash, options, restricted stock units, or stock with consideration given to the Company’s overall resources during any given period when making a determination regarding the appropriate mix of each component of director compensation. As a result of such review, in 2023, each non-executive director’s annual compensation was paid in restricted stock units. Equity compensation for directors is designed to build an ownership stake in the Company while conveying incentives relative to the returns recognized by our stockholders.

Corporate Incentive Program

In order to enable us to attract, retain and reward our employees for their superior work, and to motivate such employees to achieve our specific corporate and individual objectives, the Compensation Committee provide incentives based upon or exceeding specified targets that are challenging but achievable.

At the beginning of each fiscal year, the Compensation Committee reviews and recommends to the Board the Corporate Incentive Plan (the “CIP”), which provides bonus awards to certain employees, including our named executive officers. The annual CIP is broken into three target categories: company based goals, employee specific goals and time based goals. Bonuses are calculated based on the Compensation Committee’s determination of target achievement and category apportionment percentages. The Compensation Committee may, from time to time, recommend changing target categories and apportionment percentages based on their annual review of the CIP.

Grants under the CIP are generally made in the form of equity, including common stock and restricted stock units.

Director Compensation

The following table sets forth information concerning compensation for services rendered by our non-executive directors for the year ended December 31, 2023. The amounts represented in the “Option Awards” and “Restricted Stock Units” column reflect the grant date fair value of the options computed in accordance with FASB ASC Topic 718 and do not necessarily equate to the income that will ultimately be realized by the director for such awards. David M. Maley did not receive any compensation in the year ended December 31, 2023, as he was not appointed as a director until April 2024.

		Fees				Nonqualified
		Earned	Restricted		Non-Equity	Deferred
		or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name		Cash	Units	Awards	Compensation	Earnings	Compensation	Total
Robert T. Hoffman, Sr.	(1)	$—	$79,997	$—	$—	$—	$—	$79,997
Judith S. Schrecker	(2)	—	99,623	—	—	—	—	99,623
Gary DiElsi	(3)	—	72,373	—	—	—	—	72,373
Susanne L. Meline	(4)	—	23,000	—	—	—	—	23,000
Catharine M. de Lacy	(5)	—	64,058	—	—	—	—	64,058
		$—	$339,051	$—	$—	$—	$—	$339,051

(1)	Since his appointment as a director and as of December 31, 2023, Mr. Hoffman has received grants of 13,153 shares of common stock, 185,212 shares of restricted stock units, and options for the purchase of 186,500 shares of common stock for his services.

(2)	Since her appointment as a director and as of December 31, 2023, Ms. Schrecker has received 220,194 shares of restricted stock units, and options for the purchase of 17,000 shares of common stock for her services.

(3)	Mr. DiElsi received 115,993 shares of restricted stock units as compensation for his services. Mr. DiElsi resigned as a director, effective as of November 9, 2023.

(4)

Ms. Meline received grants of 27,027 shares of common stock, 147,578 shares of restricted stock units, and options for the purchase of 204,750 shares of common stock for her services. Ms. Meline resigned as a director, effective February 21, 2023.

(5)	Since her appointment as a director and as of December 31, 2023, Ms. de Lacy has received 64,861 shares of restricted stock units as compensation for her services.

Director Compensation Plan

Our non-executive directors are entitled to an annual compensation of $60,000, except for the Chairperson of the Board, who receives an annual compensation of $80,000, plus reimbursement for ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with the Company’s expense reimbursement procedure applicable to all employees of the Company. Our lead independent director is also entitled to receive additional annual compensation of $15,000.

Our non-executive directors received the following additional annual compensation for service on the Board Committee’s, as applicable, during the year ended December 31, 2023:

Committee	Chair	Member
Audit & Risk Committee	$19,000	$7,500
Compensation Committee	$7,500	$3,000
Nominating and Corporate Governance Committee	$6,500	$3,000

In the year ended December 31, 2023, each non-executive director’s annual compensation was paid in restricted stock units. This component of the Company’s director compensation program is designed to build an ownership stake in the Company while providing an incentive to directors that corresponds with the returns recognized by our stockholders. Restricted stock unit awards to non-executive directors are anticipated to continue in future years as a means to increase alignment of directors with the Company’s stockholders.

Other than the 2021 Plan, the independent directors are not eligible to participate in the Company’s employee benefit plans, including the retirement plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table shows information known to us about beneficial ownership of our common stock by:

•	each of our directors;

•	each individual identified as a named executive officer in the section of this report titled “Executive Compensation”;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to beneficially own 5% or more of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire ownership of on or before June 25, 2024, which is 60 days from the date of this report, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options, restricted stock units, and warrants that are exercisable on or before June 25, 2024 are considered to be outstanding. These shares, however, are not considered outstanding as of the Record Date when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Applicable percentage of ownership is based on 45,913,546 shares of our common stock outstanding as of April 24, 2024.

	Amount of
	Beneficial
	Ownership		Percent
Name and Address of Beneficial Owner (1)	(2)		of Class
Directors and Officers:
Colin James Deller	1,069,467	(3)	2.3%
Brent Hinds	187,846	(4)	0.4%
Robert T. Hoffman, Sr.	6,500,029	(5)	14.2%
Judith S. Schrecker	17,000	(6)	—%
Catharine M. de Lacy	—	(7)	—%
David M. Maley		(8)	—%
All Directors and Executive Officers as a Group (6 persons)	7,774,342		16.9%

5% Stockholders:
clirSPV LLC	6,189,857	(9)	13.5%

(1)	Except as set forth below, the address of each executive officer and director is 8023 East 63rd Place, Suite 101, Tulsa, Oklahoma 74133.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally assigned to the person holding voting power and/or investment power with respect to securities. With the exception of the securities beneficially owned by our officers and directors and their affiliates, the ownership of the shares of common stock listed above were determined using public records. These amounts are based upon information available to the Company as of the date of this filing.

(3)	Includes common stock holdings of 121,306 shares and options to purchase 948,161 shares of common stock which may be exercised on or before June 25, 2024. Excludes options to purchase 420,000 shares of common stock, none of which will vest on or before June 25, 2024.

(4)	Includes common stock holdings of 72,431 shares, 2,627 shares of performance restricted stock units which are anticipated to vest before June 25, 2024, and options to purchase 112,788 shares of common stock which may be exercised on or before June 25, 2024. Excludes 42,895 shares of restricted stock units, none of which will vest on or before June 25, 2024.

(5)	Includes common stock holdings of 123,672 shares and options to purchase 186,500 shares of common stock which may be exercised on or before June 25, 2024 and the shares references in footnote 9 below. Excludes 224,311 shares of restricted stock units, none of which are expected to vest on or before June 25, 2024.

(6)	Includes options to purchase 17,000 shares of common stock which may be exercised on or before June 25, 2024. Excludes 271,267 shares of restricted stock units, none of which are expected to vest on or before June 25, 2024.

(7)	Excludes 102,493 shares of restricted stock units, none of which are expected to vest on or before June 25, 2024.

(8)	Excludes 14,409 shares of restricted stock units, none of which are expected to vest on or before June 25, 2024.

(9)	Consists of 6,189,857 shares held of record by clirSPV LLC. Robert T. Hoffman Sr. is the Managing Member of GPclirSPV LLC, which is the Manager of clirSPV LLC. Robert T. Hoffman, Sr. is the Manager of Princeton Opportunity Management LLC, which has an Investment Management Agreement with clirSPV LLC and shares the power to vote the securities beneficially owned by clirSPV LLC. As such, each of GPclirSPV LLC, Robert T. Hoffman, Sr. and Princeton Opportunity Management LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by clirSPV LLC. The business address of Mr. Hoffman and the entities above is 119 Warren Avenue, 3rd Floor, Spring Lake, New Jersey 07762.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2022, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at the year-end for the last two completed fiscal years.

Investment by clirSPV LLC

In connection with a private placement of the Company’s common stock pursuant to a Stock Purchase Agreement dated July 12, 2018, the Company granted clirSPV LLC (the “SPV”) a right to purchase certain new equity securities that the Company sells for the purpose of raising capital on terms and conditions no different from those offered to other purchasers (the “Participation Right”) so that it could maintain a 19.99% percentage ownership (the Percentage Ownership“) of the Company’s outstanding common stock. The Participation Right will expire on December 31, 2024. Further, in conjunction with this investment made by the SPV, we entered into a Voting Agreement with the SPV pursuant to which Robert T. Hoffman, Sr. was appointed as a director on our Board.

The purpose of the Participation Right is to allow the SPV to keep its Percentage Ownership. In no event may the SPV exercise the Participation Right to the extent it would cause the SPV to own 20% or more of the Company’s then outstanding shares of common stock or hold shares with 20% or more of the voting power of the Company. The Company and the SPV entered into a written waiver dated December 18, 2020, pursuant to which the SPV waived its right to exercise the Participation Right in connection with the Company’s “at-the-market” offering entered into in December 2020. In lieu of participating in such offering, the Company and the SPV agreed that, for each sale of no less than 100,000 shares of our common stock to a single investor (each such sale, a “Block Trade”) made in such offering, the SPV may, for a period of 20 business days following such Block Trade, purchase from the Company at the price sold to such investor in the Block Trade, unregistered shares of our common stock up to a number of shares of common stock that will allow the SPV to maintain the Percentage Ownership.

Additionally, because certain elements of the Participation Right, such as the notice provisions and closing period, are not compatible with raising capital in a public offering, on May 26, 2022 (the “Waiver Date”), the SPV agreed to waive the notice requirements and other related closing mechanics for such Participation Right (the “Waiver”). In exchange for such Waiver, we and the SPV agreed that, following the Waiver Date, the SPV may purchase from us, at the price sold to the investors in an offering, unregistered shares of our common stock in a number that will allow it to maintain the Percentage Ownership our outstanding common stock, provided that the SPV notifies us that it will exercise such right within 30 days following the final closing of such offering (the “Offering Response Date”) and the completion of such purchase must occur within six (6) business days of the Offering Response Date.

Following the completion of an underwritten offering in June 2022, on July 8, 2022, the SPV exercised its Participation Right and purchased 1,591,594 shares of unregistered common stock at $1.11 per share.

In addition, the Company and the SPV agreed that effective upon the Investor Holder Consent (as defined below), the Participation Right, subject to the Waiver and modification contained therein, would be extended from December 31, 2023 to such date that the holders of two-thirds of the outstanding units of the SPV agree (the “Investor Holder Consent”) to extend such holder’s existing agreement that he/she/it will have no right to force a redemption of his/her/its interests in the SPV (the “Redemption Right”); provided, however, that the SPV provides written notice to the Company of the Investor Holder Consent prior to December 31, 2023 and the Participation Right will in no event extend beyond June 30, 2027. On December 30, 2023, the Company received notice from the SPV that the holders of at least two-thirds of the outstanding units of the SPV agreed to extend the waiver of the Redemption Right until December 31, 2024. Accordingly, the Participation Right now expires on December 31, 2024.

Mr. Hoffman, our Chairman and a current member of our Board, is the Managing Member of GPclirSPV LLC, which is the Manager of the SPV. Mr. Hoffman. is the Manager of Princeton Opportunity Management LLC, which has an Investment Management Agreement with the SPV and shares the power to vote the securities beneficially owned by the SPV. As such, each of GPclirSPV LLC, Mr. Hoffman and Princeton Opportunity Management LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by the SPV.

Review, Approval or Ratification of Transactions with Related Persons

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of, and fair to, the Company and our stockholders, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under Nasdaq’s listing rules. On an annual basis, the Board reviews the independence of all directors under guidelines established by Nasdaq and in light of each director’s background, employment and affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. The Board concluded its annual review of director independence in March 2024. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors serving on the Board are independent within the meaning of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b) promulgated under the Exchange Act, with the exception of Robert T. Hoffman, Sr. and Colin James Deller.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents aggregate fees for professional audit services rendered BPM CPA LLP (“BPM”) for the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, respectively, and fees billed for other services rendered by BPM during those periods.

	2023	2022
Audit Fees	$84,500	$80,500
Tax Fees	$—	$14,500
All Other Fees	$40,665	$52,765
Total	$125,165	$147,765

Audit Fees. “Audit Fees” are the aggregate fees of BPM attributable to professional services rendered in 2023 and 2022 for the audit of our annual consolidated financial statements and for review of condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by BPM in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees. “Tax Fees” are billed for professional services rendered to us for tax compliance, tax advice, and tax planning. Management, with the approval of the Audit & Risk Committee, hired Eide Bailly LLP in 2023 to perform tax preparation and advisory services. This transition was a strategic initiative led by Management to separate tax preparation services from our independent registered public accounting firm.

All Other Fees. “All Other Fees” are attributable to customary agreed upon professional services in connection with our “at-the market” offering sales agreement executed in December 2020, filing our shelf registration statement on Form S-3 in August 2023, and review of our annual proxy statement.

Pre-approval Policies and Procedures

The Audit & Risk Committee is required to review and approve in advance the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The required pre-approval policies and procedures were complied with during 2023 and 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Consolidated Financial Statements

The financial statements required to be filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements on page 33 located in the Original Form 10-K. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in the Original Form 10-K.

(a) (2) Financial Statement Schedules

Not applicable.

(a) (3) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and are incorporated herein by reference in response to this item.

(b) The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Amendment:

Exhibit Number	Description
3.1**	Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation. (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
3.2**	Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
10.18**+	Amendment to Offer Letter between the Company and Brent Hinds, dated August 8, 2023 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).
24.1**	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed.

***Furnished herewith.

+ Agreement with management or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: April 26, 2024	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: April 26, 2024	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2024	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 26, 2024	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 26, 2024	*
Robert T. Hoffman Sr., Director

Date: April 26, 2024	*
Judith S. Schrecker, Director

Date: April 26, 2024	*
Catharine Marie de Lacy, Director

Date: April 26, 2024	/s/ David M. Maley
David M. Maley, Director

Date: April 26, 2024	* /s/ Colin J. Deller
Colin J. Deller, Attorney-in-Fact