Form 10-Q
period 2024-03-31
ClearSign Technologies Corp
filed 2024-05-15
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the issuer has 45,913,546 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$4,624	$5,684
Accounts receivable, net	569	287
Contract assets	—	188
Prepaid expenses and other assets	349	350
Total current assets	5,542	6,509

Fixed assets, net	247	275
Patents and other intangible assets, net	831	836

Total Assets	$6,620	$7,620

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$617	$366
Current portion of lease liabilities	66	71
Accrued compensation and related taxes	281	703
Contract liabilities	1,038	1,116
Total current liabilities	2,002	2,256
Long Term Liabilities:
Long term lease liabilities	157	172
Total liabilities	2,159	2,428

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 39,043,023 and 38,687,061 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	99,302	98,922
Accumulated other comprehensive loss	(20)	(17)
Accumulated deficit	(94,825)	(93,717)
Total equity	4,461	5,192

Total Liabilities and Equity	$6,620	$7,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$1,102	$894
Cost of goods sold	665	788

Gross profit	437	106

Operating expenses:
Research and development	281	160
General and administrative	1,408	1,650

Total operating expenses	1,689	1,810

Loss from operations	(1,252)	(1,704)

Other income
Interest	61	58
Government assistance	79	93
Gain from sale of assets	—	5
Other income, net	4	119
Total other income	144	275

Net loss	$(1,108)	$(1,429)

Net loss per share - basic and fully diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding - basic and fully diluted	38,848,098	38,262,710

Comprehensive loss
Net loss	$(1,108)	$(1,429)
Foreign-exchange translation adjustments	(3)	—
Comprehensive loss	$(1,111)	$(1,429)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	38,687	$4	$98,922	$(17)	$(93,717)	$5,192
Share-based compensation	67	—	67	—	—	67
Tax withholdings related to share-based compensation	(22)	—	(16)	—	—	(16)
Fair value of stock issued in payment of accrued compensation	307	—	326	—	—	326
Shares issued for services ($0.81 per share)	4	—	3	—	—	3
Foreign-Exchange Translation Adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,108)	(1,108)
Balances at March 31, 2024	39,043	$4	$99,302	$(20)	$(94,825)	$4,461

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	$4	$98,543	$(8)	$(89,952)	$8,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,108)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3	3
Share-based compensation	67	242
Reserve for share-based compensation tax withholdings	(16)	—
Depreciation and amortization	45	80
Gain from sale of fixed assets	—	(5)
Right of use asset amortization	22	43
Realized gain from marketable securities	—	(20)
Lease Amendments	—	(14)
Change in operating assets and liabilities:
Contract assets	188	16
Accounts receivable	(282)	29
Prepaid expenses and other assets	1	51
Accounts payable and accrued liabilities	253	57
Accrued compensation and related taxes	(96)	1
Contract liabilities	(78)	392
Net cash used in operating activities	(1,001)	(554)

Cash flows from investing activities:
Disbursements for patents and other intangible assets	(34)	(24)
Proceeds from sale of fixed assets	—	5
Purchases of held-to-maturity short-term U.S. treasuries	—	(2,162)
Redemption of held-to-maturity short-term U.S. treasuries	—	1,627
Net cash used in investing activities	(34)	(554)

Cash flows from financing activities:
Taxes paid related to vesting of restricted stock units	(22)	(15)
Net cash used in financing activities	(22)	(15)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Cash and cash equivalents:
Net change in cash and cash equivalents	(1,060)	(1,123)
Cash and cash equivalents, beginning of period	5,684	6,451
Cash and cash equivalents, end of period	$4,624	$5,328

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$326	$234
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$—	$209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies that have been shown to significantly improve key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established original equipment manufacturers (“OEM”) products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of selective catalytic reduction.

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

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “ClearSign” and the “Company” refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited financial statements as of that date.

In the opinion of management, these condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of ClearSign and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note within the annual audit report, which raised substantial doubt about our ability to continue operations. We believe that we have alleviated the substantial doubt raised by our independent auditor by selling equity securities on April 23, 2024, and subsequently on May 15, 2024, which resulted in aggregate gross proceeds of $9.9 million and net proceeds of $8.7 million, after broker discounts and related fees. Refer to “Note 10 – Subsequent Events” for further details about the offerings effectuated on April 23, 2024.

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

Short-Term Investments

The cost basis for our short-term investments totaled approximately zero as of March 31, 2024 and December 31, 2023, respectively. The unrealized holding gains for our short-term investments totaled approximately zero as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company has not experienced any other-than-temporary impairment of its short-term investments. The fair value for our short-term investments totaled approximately zero as of March 31, 2024 and December 31, 2023, respectively.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and Development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three months ended March 31, 2024, the Company received $107 thousand from these arrangements. During the three months ended March 31, 2023, the Company did not receive funds from these arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 include assets amounting to approximately $279 thousand and $334 thousand, respectively, relating to operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by 2027, and of which $161 thousand has been paid as of March 31, 2024. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020, this has been the case with the effects of the COVID-19 pandemic.

Net Loss per Common Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. At March 31, 2024 and March 31, 2023, potentially dilutive shares outstanding amounted to 4.1 million and 3.7 million, respectively.

On April 23, 2024, we issued common stock, redeemable warrants to purchase common stock and pre-funded warrants to purchase common stock in connection with a public offering and concurrent private placement. As a result of these offerings, investors experienced immediate dilution and an increase to potentially dilutive shares outstanding. Refer to “Note 10 – Subsequent Events” below for more details.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 only currently impacts the disclosures in our annual consolidated financial statements, which will be included in our 2024 Annual Report on Form 10-K. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued ASU 2023-09 to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 is effective for our reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-09 will have on the disclosures in our consolidated financial statements.

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$60	$60
Leasehold improvements	43	43
	103	103
Accumulated depreciation and amortization	(70)	(63)
	33	40
Operating lease ROU assets, net	214	235
Total	$247	$275

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 totaled $7 thousand and $40 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During June 2023, the Company renewed its Beijing, China lease agreement for 13 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right of use asset and lease liability by $34 thousand.

The Company exited our long-term Seattle operating lease on September 30, 2023. During October 2023, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from less than twelve months to approximately four years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state. The Company did not incur restoration expenses for the three months ended March 31, 2024, and incurred $2 thousand for the three months ended March 31, 2023.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three months ended March 31, 2024 and 2023 were $24 thousand and $48 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Operating lease ROU assets, net	$214	$235
Lease Liabilities:
Current lease liabilities	$66	$71
Long term lease liabilities	157	172
Total lease liabilities	$223	$243

Weighted average remaining lease term (in years):	2.2
Weighted average discount rate:	5.1%

Supplemental cash flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$24	$66
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$—	$(9)
Change in operating lease ROU assets	$—	$5

Minimum future payments under the Company’s lease liabilities as of March 31, 2024 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2024 (remaining 9 months)	$50	$57
2025	60	66
2026	63	68
2027	50	51
Total	$223	$242

At March 31, 2024, $19 thousand of our future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Patents
Patents pending	$445	$477
Issued patents	847	810
	1,292	1,287
Trademarks
Trademarks pending	4	4
Registered trademarks	86	86
	90	90
Other	8	8
	1,390	1,385
Accumulated amortization	(559)	(549)
	$831	$836

Amortization expense for the three months ended March 31, 2024 and 2023 totaled $38 thousand and $40 thousand, respectively. Future amortization expense associated with issued patents and registered trademarks as of March 31, 2024 is as follows:

(in thousands)
2024 (remaining 9 months)	$102
2025	111
2026	79
2027	57
2028	20
Thereafter	5
$374

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three months ended March 31, 2024 and 2023, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $1,102 thousand of revenues and $665 thousand of cost of goods sold during the three months ended March 31, 2024. The revenue and cost of goods sold relate predominately to the Company’s process burner product line. The Company delivered multiple burners in connection with a single customer order; successfully completed an engineering study and a Computational Fluid Dynamic analysis; and fulfilled multiple spare parts orders. These products and services constitute performance obligations per Accounting Standards Codification (“ASC”) 606.

The Company recognized $894 thousand of revenues and $788 thousand of cost of goods sold during the three months ended March 31, 2023. The revenue and cost of goods sold relate predominately to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company had contract assets of zero and $188 thousand at March 31, 2024 and December 31, 2023, respectively. The Company had contract liabilities of $1,038 thousand and $1,116 thousand at March 31, 2024 and December 31, 2023, respectively. Of the $1,116 thousand contract liability balance at December 31, 2023, the Company recognized revenue of $253 thousand during the three months ended March 31, 2024.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying balance sheets as of March 31, 2024 and December 31, 2023, is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Warranty liability at beginning of year	$110	$5
Accruals	83	105
Payments	(13)	—
Warranty liability at end of period	$180	$110

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 62.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors (the “Board”). The Company has not issued any shares of preferred stock.

In July 2018, in connection with a private placement of the Company’s common stock pursuant to a Stock Purchase Agreement, the Company granted clirSPV LLC (“clirSPV”) a right to purchase certain new equity securities that the Company sells for purpose of raising capital on terms and conditions no different from those offered to other purchasers (the “Participation Right”), so that clirSPV could maintain a 19.99% percentage ownership of the Company’s outstanding common stock. In no event may the Participation Right be exercised to the extent it would cause clirSPV or any of its affiliates to beneficially own 20% or more of the Company’s then outstanding common stock.

In May 2022, in connection with a waiver of the Participation Right’s notice requirements and other related closing mechanics for such Participation Right (the “Waiver”) the Company and clirSPV, agreed that the Participation Right may be extended from December 31, 2023, to such date that the holders of two-thirds of the outstanding units of clirSPV agree to extend each such holder’s existing agreement that he/she/it will have no right to force a redemption of his/her/its interests in clirSPV (the “Redemption Right”); provided, however, that the Participation Right could not be extended to a date later than June 30, 2027. On December 30, 2023, the Company received notice from clirSPV that the holders of at least two-thirds of the outstanding units of clirSPV agreed to extend the waiver of the Redemption Right until December 31, 2024. Accordingly, the Participation Right will now expire on December 31, 2024.

The Company has an At-The-Market (“ATM”) program pursuant to a Sales Agreement with Virtu Americas LLC, as sales agent, dated December 23, 2020 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $8.7 million. On March 18, 2024, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect. During the three months ended March 31, 2024, the Company issued zero shares of its common stock from the ATM program. As of March 31, 2024, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under our “shelf” registration statement on Form S-3, the ATM program or other securities offerings.

On April 23, 2024, we issued common stock, redeemable warrants to purchase common stock and pre-funded warrants to purchase common stock in connection with a public offering and concurrent private placement. As a result of these offerings, investors experienced immediate dilution and an increase to potentially dilutive shares outstanding. Refer to “Note 10 – Subsequent Events” below for more details.

Equity Incentive Plan

On June 17, 2021, the Company's shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Company to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares, to eligible participants, which includes employees, directors and consultants. The Board’s Human Capital & Compensation Committee (the “Compensation Committee”) is authorized to administer the 2021 Plan.

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of Common Stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2024, the Board did not exercise their right to limit the automatic increase. Accordingly, the 2021 Plan share reserve increased by 66 thousand shares.

Ending balances for the 2021 Plan is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Outstanding options and restricted stock units	3,617	3,430
Reserved but unissued shares under the Plan	1,829	2,302
Total authorized shares under the Plan	5,446	5,732

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three months ended March 31, 2024 and 2023 totaled $22 thousand and $44 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	March 31,
	2024
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	2,759	$2.07	5.38
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/Expired	—	$—	—
Outstanding at end of period	2,759	$2.07	5.13
Exercisable at end of period	2,049	$1.70	4.66

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at March 31, 2024 is $61 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black Scholes valuation model, which resulted in $112 thousand. The compensation expense recognized for these awards for the three months ended March 31, 2024 and 2023 was $9 thousand and zero, respectively.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting, and withholds shares from the employee’s award to cover the taxes payable. The Company’s accrued reserve for RSU share-based compensation is $16 thousand and $3 thousand for the three months ended March 31, 2024 and 2023, respectively.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB ASC, Topic 718, Compensation-Stock Compensation, (ASC 718). Unrecognized compensation expense for director services as of March 31, 2024 and 2023 was $65 thousand and $68 thousand, respectively. Director compensation is earned on a quarterly basis with the target value of compensation set at $84 thousand per quarter, assuming four directors; one chairman; one lead independent director; one chair for each committee; and two committee members for each of the three committees.

A summary of the Company’s RSUs activity and changes is as follows:

	March 31,
	2024
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	671	$1.05
Granted	253	$1.07
Vested	(67)	$0.79
Forfeited	—	$—
Nonvested at end of period	857	$1.07

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Compensation Expense	$36	$199
Weighted Average Value Per Share	$0.93	$1.25

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the 2021 Plan.

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Fair value	$326	$234
Weighted Average Value Per Share	$1.06	$0.79

Consultant Stock Plan

The 2013 Consultant Stock Plan (the “Consultant Plan”) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and Board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee is authorized to administer the Consultant Plan and establish the grant terms. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board shall determine.

The Consultant Plan activity and change is as follows:

March 31,
(in thousands)	2024
Reserved but unissued shares at beginning of period	188
Increases in the number of authorized shares	4
Grants	(4)
Reserved but unissued shares at end of period	188

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Compensation Expense	$3	$3
Weighted Average Value Per Share	$0.81	$0.66

Note 8 – Commitments and Contingencies

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

Note 9 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three months ended March 31, 2024 and 2023, the Company recognized $48 thousand and $69 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During the three months ended March 31, 2024 and 2023, the Company recognized $31 thousand and $24 thousand in government assistance from this program, respectively.

Note 10 – Subsequent Events

Public Offering

On April 23, 2024, we completed a public offering pursuant to an Underwriting Agreement, dated April 19, 2024 (the “Underwriting Agreement”), of 4,620,760 shares of our common stock and redeemable warrants to purchase 4,620,760 shares of our common stock (the “Public Warrants”). The Public Warrants were offered and sold at the rate of one Public Warrant for every one share of common stock purchased. The public offering price for each set of one share of common stock and accompanying Public Warrant was $0.92, yielding an effective price of $0.91 per share and $0.01 per warrant. Each Public Warrant has an exercise price of $1.05 per share, subject to adjustments provided therein, and are redeemable by us once they become exercisable upon 30 days’ advance notice if the closing price of our common stock reported equals or exceeds $2.275 for any 20 business days within a 30 consecutive business-day period. The Public Warrants are exercisable for a period of five years starting from the date of issuance.

In connection with the public offering, we also issued warrants to Public Ventures, LLC, as underwriter of the public offering (“Public Ventures”), to purchase up to 369,660 shares of our common stock at an exercise price of $1.1375 per share as a consideration for the services provided (the “Underwriter Warrants”), the Underwriter Warrants will become exercisable 180 days after the execution of the Underwriting Agreement. The Underwriter Warrants will expire 5 years after the execution date of the Underwriting Agreement and may be exercised on a cashless basis based on a formula set forth therein.

Pursuant to the Underwriting Agreement, we also granted to Public Ventures an option, exercisable not later than 45 days after the execution of the Underwriting Agreement, to purchase from us (i) up to an additional 693,114 shares of common stock and accompanying Public Warrants to purchase up to 693,114 shares of common stock; or (ii) up to an additional 693,114 shares of common stock only (the “Over-Allotment Option”), representing up to 15% of the shares of common stock and Public Warrants, or common stock only, as the case may be, sold in the public offering for the purpose of covering the exercise of the Over-Allotment Option, if applicable.

On May 15, 2024, we issued an additional 693,114 shares of common stock and accompanying Public Warrants to purchase up to 693,114 shares of common stock pursuant to Public Ventures’ full exercise of the Over-Allotment Option (the “Over-Allotment Securities”) at a price of $0.92 per set of one share of common stock and accompanying Public Warrants, yielding an effective price of $0.91 per share of common stock and $0.01 per accompanying Public Warrant. In connection with the exercise of the Over-Allotment Option, we also issued to Public Ventures additional Underwriter Warrants to purchase up to 55,449 shares of common stock.

Concurrent Private Placement

In a private placement that was completed concurrently with the public offering described above, in accordance with a Securities Purchase Agreement, dated April 19, 2024, and subsequently amended on April 22, 2024 (as amended, the “Purchase Agreement”), we also issued to one accredited investor (i) 2,249,763 shares of common stock (the “Private Shares”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,155,642 shares of common stock, and (iii) redeemable warrants (the “Private Warrants”) to purchase up to 8,108,106 shares of common stock. The Pre-Funded Warrants are each exercisable for one share of common stock at an exercise price of $0.0001 per share and will expire when exercised in full. We are prohibited from effecting an exercise of any Pre-Funded Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by the holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The Private Warrants were offered and sold at the rate of three Private Warrant for every two shares of common stock (or Pre-Funded Warrants in lieu thereof) purchased in the private placement. The offering prices in the private placement per set of securities was $0.91 per share and $0.01 per accompanying Private Warrant, or $0.9099 per Pre-Funded Warrant and $0.01 per accompanying Private Warrant, as applicable. The Private Warrants will be exercisable at an exercise price of $1.05 per share, will be exercisable 6 months after issuance and will expire 5 years from the date of issuance. The Private Warrants are also redeemable on the same terms as the Public Warrants, provided that there is an effective registration statement covering the resale of the shares issuable upon exercise of the Private Warrants. The Pre-Funded Warrants are immediately exercisable upon issuance and will expire when exercised in full.

In connection with the private placement, we also issued Public Ventures, as our exclusive placement agent, warrants to purchase up to 432,432 shares of our common stock at an exercise price of $1.1375 per share as a consideration for the services provided (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable 180 days after the execution of the Purchase Agreement, expire 5 years after the date of the Purchase Agreement and may be exercised on a cashless basis based on a formula set forth therein.

The public offering and the concurrent private placement resulted in combined gross proceeds of approximately $9.3 million, and net proceeds of approximately $8.1 million. The sale of the Over-Allotment Securities resulted in additional gross and net proceeds of approximately $0.6 million, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our ability to successfully develop and implement our technologies and achieve profitability;
●	our limited operating history;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”);
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies, and pricing;
●	our ability to manufacture any products we design;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our doing business in China and related risks with respect to intellectual property protection, currency exchange, contract enforcement, and rules on foreign investment;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Form 10-Q as well as our audited financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have incurred losses since inception totaling $94.8 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of April 23, 2024, we have raised approximately $100.9 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

ATM Suspension

On March 18, 2024, we filed a prospectus supplement suspending the sales of common stock under our At-the-Market (“ATM”) program pursuant to that certain Sales Agreement between us and Virtu Americas LLC, as sales agent, dated December 23, 2020 (the “Sales Agreement”). We will not make any sales of our shares of common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission (the “SEC”); however, the Sales Agreement remains in full force and effect.

Public Offering and Concurrent Private Placement

On April 23, 2024, we completed an underwritten public offering, whereby we sold 4,620,760 shares of common stock and 5-year redeemable warrants to purchase up to 4,620,760 shares of common stock, (plus a 45-day option to purchase up to an additional 693,114 shares of common stock and 5-year redeemable warrants to purchase up to 693,114 shares of common stock, or up to 693,114 shares of common stock only) at a price of $0.92 per set of one share of common stock and one redeemable warrant. Concurrently, we completed a private placement, whereby we sold 2,249,763 shares of common stock, pre-funded warrants to purchase up to 3,155,642 shares of common stock and 5-year redeemable warrants to purchase up to 8,108,106 shares of common stock. The offering prices in the private placement were $0.91 per share and $0.01 per redeemable warrants, or $0.9099 per pre-funded warrant and $0.01 per redeemable warrants, as applicable. The warrants issued in both offerings have an exercise price equal to $1.05 per share.

In connection with these offerings, we issued Public Ventures, LLC (“Public Ventures”) 5-year warrants to purchase up to 369,660 shares of common stock at an exercise price of $1.1375 per share as part of their underwriter compensation, which warrants will become exercisable on October 16, 2024. We also issued Public Ventures 5-year warrants to purchase up to 432,432 shares of common stock at an exercise price of $1.1375 per share as part of their placement agent compensation for the private placement, which warrants will become exercisable on October 16, 2024. Both sets of warrants may be exercised on a cashless basis based on a formula set forth therein.

Subsequently, on May 15, 2024, Public Ventures exercised its option in full to purchase an additional 693,114 shares of common stock and 5-year redeemable warrants to purchase up to 693,114 shares of common stock at a price of $0.92 per set of one share of common stock and one redeemable warrant.

The public offering and the concurrent private placement resulted in combined gross proceeds of approximately $9.3 million, and net proceeds of approximately $8.1 million. The exercise of Public Ventures’ option to purchase additional shares of common stock and redeemable warrants resulted in additional gross and net proceeds of approximately $0.6 million, respectively.

Nasdaq Listing Rules Compliance

Nasdaq Compliance Notice

As previously disclosed, on November 24, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) because our Board of Directors (the “Board”), at the time of such notification, did not have a majority of directors who would be considered “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2), and the Board’s Audit & Risk Committee (the “Audit Committee”) consisted of only two independent directors as a result of the resignation of Gary DiElsi from the Board. We were initially given a cure period in order to regain compliance (i) until the earlier of the Company’s next annual stockholders’ meeting or November 11, 2024, or (ii) if the next annual stockholders’ meeting was to be held before May 7, 2024, then we would need to evidence compliance by no later than May 7, 2024.

To regain compliance, we were required to identify and select a member for the Board who qualified as “independent” and would meet the Audit Committee criteria set forth in Nasdaq Listing Rule 5605. This requirement was met on April 23, 2024, when David M. Maley was appointed as a member of the Board and Audit Committee, which appointment was disclosed in a Current Report on Form 8-K filed with the SEC on April 24, 2024.

On April 25, 2024, we received a letter from Nasdaq informing us that we had regained compliance with the Board and Audit Committee composition requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A), respectively.

Nasdaq Deficiency Notice

On May 2, 2024, we received a letter (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) indicating that, based upon our common stock’s closing bid price for the last 30 consecutive business days beginning on March 20, 2024 and ending on May 1, 2024, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 29, 2024, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, our common stock’s closing bid price must be at least $1 per share for a minimum of ten consecutive business days during this 180 day period. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The Notice does not result in the immediate delisting of our common stock from Nasdaq, and we intend to monitor our common stock’s closing bid price and consider its available options in the event that our common stock’s closing bid price remains below $1 per share.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We believe the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements included in this Form 10-Q are appropriate.

This Form 10-Q and our most recent Annual Report on Form 10-K include discussions of our accounting policies, as well as methods and estimates used in the preparation of our audited consolidated financial statements. For further information on our critical accounting policies and estimates, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, the notes to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K and Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Since our most recent Annual Report on Form 10-K, we have not experienced a material change to our critical accounting policies or the methods and applications used to develop our accounting estimates.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31,
	2024	2023	$ Change	% Change
Revenues	$1,102	$894	$208	23.3%
Cost of goods sold	665	788	$(123)	(15.6)%
Gross profit	437	106	$331	312.3%
Research and development	281	160	$121	75.7%
General and administrative	1,408	1,650	$(242)	(14.7)%
Operating Expenses	1,689	1,810	$(121)	(6.7)%
Other income, net	144	275	$(131)	(47.7)%
Net loss	$(1,108)	$(1,429)	$321	22.5%
Basic and diluted net income per common share	$(0.03)	$(0.04)	$0.01	25.0%

Revenues and Gross Profit

Consolidated revenues for the three months ended March 31, 2024 were $1,102 thousand compared to $894 thousand for the same period in 2023. Revenues for the three months ended March 31, 2024, were predominately generated from our process burner line. Specifically, we shipped multiple process burners, executed consulting services, and delivered spare parts related to orders from our California refinery customer. For a different customer, an engineering study and Computational Fluid Dynamic (“CFD”) analysis was successfully accepted by the customer, and such analysis marked completion of a contractual performance obligation for this customer per ASC 606 standards. Revenues for the three months ended March 31, 2023 were predominately related to our process burner product line and an associated burner performance test. The associated burner performance test satisfied a contractual performance obligation, per ASC 606 standards, that required our customer to witness a successful burner performance test that met their engineering specifications.

Gross profit for the three months ended March 31, 2024, increased by $331 thousand compared to $106 thousand in profit for the same period in 2023. The favorable increase in profit was driven by the higher margin profile for the shipment of multiple process burners during the first quarter of 2024 as compared to the margin from a customer witness test in the same period in 2023. This margin profile difference was expected since customer witness tests typically produce lower margins.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses for the three months ended March 31, 2024, increased by $121 thousand, or 75.7%, when compared to the same period in 2023. This unfavorable year-over-year difference in R&D expenses is primarily driven by additional head count and related benefit costs of $89 thousand, that did not exist in the comparable period in 2023.

General and Administrative

G&A expenses for the three months ended March 31, 2024, decreased $242 thousand, or 14.7%, when compared to the same period in 2023. This favorable year-over-year difference in G&A expenses is primarily comprised of $187 thousand for vesting of restricted stock units triggered by the departure of a Board member during the prior year comparable quarter.

Other Income

Other income decreased by $131 thousand, or 47.7%, for the three months ending March 31, 2024, as compared to the same period in 2023. The unfavorable change is primarily due to the $119 thousand sale of materials from the decommissioning of our Seattle office during the comparable period in 2023.

Net Loss

Net loss for the three months ended March 31, 2024, was $1,108 thousand as compared to $1,429 thousand for the same quarter in 2023, or an approximate 22.5% decrease. The $321 thousand decrease is primarily attributable to the $331 thousand increase in gross profit referenced in the above explanation.

Liquidity and Capital Resources

At March 31, 2024, our cash and cash equivalent balance totaled $4,624 thousand compared to $5,684 thousand at December 31, 2023, a decrease of $1,060 thousand. The decrease in cash and cash equivalent balance is primarily attributable to our net loss of $1,108 thousand.

At March 31, 2024, our current assets were in excess of current liabilities resulting in working capital of $3,540 thousand as compared to $4,253 thousand at December 31, 2023. Our Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note in our annual audit report prepared by our independent registered public accounting firm, which raised substantial doubt about our ability to continue operations. We believe that we have alleviated the substantial doubt raised by our independent auditor following the consummation of the public offering and the related over-allotment exercise by the underwriter to purchase additional securities, as well as the concurrent private placement, pursuant to which offerings we raised aggregate gross proceeds of $9.9 million and net proceeds of $8.7 million, after broker discounts and related offering fees. The public offering was consummated pursuant to an effective “shelf” registration statement on Form S-3. See “Recent Developments – Public and Concurrent Private Placement” above for more details on these offerings.

Additionally, because we are subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a “shelf” registration statement in excess of one-third of such company’s public float in a 12-month period (for more details, refer to “Note 7 – Equity” above in the notes to our condensed consolidated financial statements), we suspended our ATM program (see “Recent Developments – ATM Suspension” above for more details), pursuant to which we were able to sell shares of our common stock from time to time. The “shelf” registration statement on Form S-3 was filed with the SEC on July 1, 2022, and declared effective on August 12, 2022. The “shelf” registration statement on Form S-3 allows us to offer common stock, preferred stock, warrants, subscription rights, debt securities and units from time to time, subject to the “baby shelf rules,” and as market conditions permit to fund, to the extent required, the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so.

Accordingly, after considering the subsequent events following the period covered in this Form 10-Q, we believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings.

Operating activities for the three months ended March 31, 2024, resulted in cash outflows of $1,001 thousand, primarily due to the net loss for the period of $1,108 thousand, offset with non-cash expense of $121 thousand.

Operating activities for the three months ended March 31, 2023, resulted in cash outflows of $554 thousand, primarily due to the loss for the period of $1,429 thousand, offset with non-cash expenses of $329 thousand, and an increase of $392 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Investing activities for the three months ended March 31, 2024, resulted in cash outflows of $34 thousand, which is attributable to disbursements for patents and other intangible assets.

Investing activities for the three months ended March 31, 2023, resulted in cash outflows of $554 thousand, which is primarily attributable to $2,162 thousand of short-term held-to-maturity U.S. treasury purchases, offset by $1,627 thousand in redemption of the same investments.

Financing activities for the three months ended March 31, 2024, included $22 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 which we filed with the SEC on April 1, 2024, and the risk factors included in the reports and other documents we filed with the SEC subsequent to that date. There are no material changes from the risk factors set forth in such prior filings, except as set forth below.

If we do not have sufficient authorized shares, we will be limited in our ability to reserve adequate shares for certain outstanding warrants.

On April 23, 2024, we consummated an underwritten public offering of 4,620,760 shares of our common stock and accompanying redeemable warrants to purchase up to 4,620,760 shares of common stock, as well as a concurrent private placement of 2,249,763 shares of our common stock, pre-funded warrants to purchase up to 3,155,642 shares of our common stock and redeemable warrants to purchase up to 8,108,106 shares of our common stock (the “Private Warrants”). Pursuant to the terms of the Private Warrants, we are required to reserve and maintain at any time after the initial exercise date thereof, which is October 23, 2024, a sufficient amount of shares issuable upon exercise of the Private Warrants. Based on the authorized but unissued and unreserved shares of common stock as of the date of this report, we may not have sufficient shares available to establish and maintain the required amount for such reserve when required, and we may not be able to issue shares of our common stock upon the exercise of the Private Warrants, which may result in a breach by us of the terms of the Private Warrants. Accordingly, we are asking stockholders to approve an amendment to our certificate of incorporation to increase the authorized shares of common stock issuable under our certificate of incorporation to 87,500,000 from 62,500,000 shares currently authorized. If the proposal is not approved by the stockholders, based on the authorized but unissued and unreserved shares of common stock as of the date hereof, we may not have sufficient shares available to establish and maintain the required amount for such reserve when required. There are no assurances that stockholder approval will be obtained and in that event we may not be able to issue shares of our common stock upon the exercise of the Private Warrants, which may result in a breach by us of the terms of the Private Warrants. In addition, without the increase to the number of authorized shares of common stock, we will be limited in the amount of equity we may issue in the future.

If we fail to comply with Nasdaq’s continued minimum closing bid requirements by October 29, 2024 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On May 2, 2024, the Nasdaq staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) during the 30 consecutive business day period beginning on March 20, 2024 and ending on May 1, 2024. We have been granted 180 calendar days, or until October 29, 2024, to regain compliance. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet certain requirements.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2024, we issued 3.8 thousand shares of common stock at a price per share of $0.81, the closing price of our common stock on November 16, 2023, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended March 31, 2024. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS

Exhibit
Number	Document

3.1**

Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

3.2**

Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

4.1**	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.2**	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.3**	Form of Private Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.4**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).

4.5**	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 15, 2024	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)