Form 10-Q
period 2024-06-30
ClearSign Technologies Corp
filed 2024-08-14
CIK 1434524

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the issuer has 50,205,657 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$15,974	$5,684
Accounts receivable	135	287
Contract assets	5	188
Prepaid expenses and other assets	588	350
Total current assets	16,702	6,509

Fixed assets, net	271	275
Patents and other intangible assets, net	855	836

Total Assets	$17,828	$7,620

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$453	$366
Current portion of lease liabilities	88	71
Accrued compensation and related taxes	430	703
Contract liabilities	825	1,116
Total current liabilities	1,796	2,256
Long Term Liabilities:
Long term lease liabilities	143	172
Total liabilities	1,939	2,428

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,205,657 and 38,687,061 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	112,602	98,922
Accumulated other comprehensive loss	(21)	(17)
Accumulated deficit	(96,697)	(93,717)
Total equity	15,889	5,192

Total Liabilities and Equity	$17,828	$7,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$45	$150	$1,147	$1,044
Cost of goods sold	3	21	668	809

Gross profit	42	129	479	235

Operating expenses:
Research and development	402	187	683	347
General and administrative	1,777	1,571	3,185	3,221

Total operating expenses	2,179	1,758	3,868	3,568

Loss from operations	(2,137)	(1,629)	(3,389)	(3,333)

Other income
Interest	77	94	138	152
Government assistance	185	14	264	107
Gain from sale of assets	—	—	—	5
Other income, net	3	43	7	162
Total other income	265	151	409	426

Net loss	$(1,872)	$(1,478)	$(2,980)	$(2,907)

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Weighted average number of shares outstanding - basic and fully diluted	47,312,810	38,549,810	43,080,454	38,407,053

Comprehensive loss
Net loss	$(1,872)	$(1,478)	$(2,980)	$(2,907)
Foreign-exchange translation adjustments	(1)	(12)	(4)	(12)
Comprehensive loss	$(1,873)	$(1,490)	$(2,984)	$(2,919)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2024 and 2023

(Unaudited)

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	38,687	$4	$98,922	$(17)	$(93,717)	$5,192
Share-based compensation	67	—	67	—	—	67
Tax withholdings related to share-based compensation	(22)	—	(16)	—	—	(16)
Fair value of stock issued in payment of accrued compensation	307	—	326	—	—	326
Shares issued for services ($0.81 per share)	4	—	3	—	—	3
Foreign-exchange translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,108)	(1,108)
Balances at March 31, 2024	39,043	4	99,302	(20)	(94,825)	4,461

Share-based compensation	256	—	344	—	—	344
Tax withholdings related to share-based compensation	(11)	—	(13)	—	—	(13)
Shares issued for services ($0.81 per share)	4	—	3	—	—	3
Issuance of common stock in public offering, net of expenses	5,314	1	2,390	—	—	2,391
Issuance of warrants in public offering, net of expenses	—	—	1,831	—	—	1,831
Issuance of common stock in private placement, net of expenses	2,250	—	865	—	—	865
Issuance of prefunded warrants in private placement, net of expenses	—	—	1,214	—	—	1,214
Issuance of warrants in private placement, net of expenses	—	—	2,389	—	—	2,389
Issuance of common stock for participation right exercise, net of expenses	3,350	—	1,447	—	—	1,447
Issuance of prefunded warrants for participation right exercise, net of expenses	—	—	580	—	—	580
Issuance of warrants for participation right exercise, net of expenses	—	—	2,250	—	—	2,250
Foreign-exchange translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,872)	(1,872)
Balances at June 30, 2024	50,206	$5	$112,602	$(21)	$(96,697)	$15,889

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2024 and 2023

(Unaudited)

						Total ClearSign
				Accumulated Other		Technologies Corp.
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share-based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Foreign-exchange translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	4	98,543	(8)	(89,952)	8,587

Share-based compensation	—	—	59	—	—	59
Shares issued upon exercise of options ($0.54 per share)	12	—	—	—	—	—
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(1,478)	(1,478)
Balances at June 30, 2023	38,562	$4	$98,604	$(20)	$(91,430)	$7,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,980)	$(2,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	6	5
Share-based compensation	411	300
Reserve for share-based compensation tax withholdings	(29)	—
Depreciation and amortization	91	158
Impairment of intangible assets	—	14
Gain from sale of fixed assets	—	(5)
Right of use asset amortization	43	73
Realized gain from marketable securities	—	(60)
Lease amendments	(3)	(14)
Change in operating assets and liabilities:
Contract assets	183	17
Accounts receivable	152	40
Prepaid expenses and other assets	(238)	(207)
Accounts payable and accrued liabilities	78	58
Accrued compensation and related taxes	52	162
Contract liabilities	(291)	1,858
Net cash used in operating activities	(2,525)	(508)

Cash flows from investing activities:
Acquisition of fixed assets	(18)	—
Disbursements for patents and other intangible assets	(99)	(56)
Proceeds from sale of fixed assets	—	5
Purchases of held-to-maturity short-term U.S. treasuries	—	(2,162)
Redemption of held-to-maturity short-term U.S. treasuries	—	3,897
Net cash provided by (used in) investing activities	(117)	1,684

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	12,967	—
Taxes paid related to vesting of restricted stock units	(31)	(15)
Net cash provided by (used in) financing activities	12,936	(15)
Effect of exchange rate changes on cash and cash equivalents	(4)	(12)

Net change in cash and cash equivalents	10,290	1,149
Cash and cash equivalents, beginning of period	5,684	6,451
Cash and cash equivalents, end of period	$15,974	$7,600

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$326	$234
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$—	$209
Non-cash impact of new lease	$32	$34

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Liquidity

The Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note, which raised substantial doubt about our ability to continue operations. We believe that we have alleviated the substantial doubt by selling equity securities on April 23, 2024, May 15, 2024, and June 24, 2024, which resulted in aggregate gross proceeds of approximately $14.2 million and net proceeds of approximately $13.0 million, after broker discounts and related fees.

Refer to “Note 7 – Equity” for further details about the offerings effectuated during the three months ended June 30, 2024.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three and six months ended June 30, 2024, the Company received zero and $107 thousand, respectively, from these arrangements. During the three and six months ended June 30, 2023, the Company did not receive funds from these arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 include assets amounting to approximately $262 thousand and $334 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $161 thousand has been paid as of June 30, 2024. It is always possible that unanticipated events in foreign countries could disrupt the Company’s operations, and since the first quarter of 2020, this has been the case with the effects of the COVID-19 pandemic.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued ASU 2023-09 to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 is effective for our reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-09 will have on the disclosures in our consolidated financial statements.

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$60	$60
Leasehold improvements	43	43
Construction in progress	18	—
	121	103
Accumulated depreciation and amortization	(74)	(63)
	47	40
Operating lease ROU assets, net	224	235
Total	$271	$275

Depreciation expense for the three and six months ended June 30, 2024 was $4 thousand and $11 thousand, respectively.

Depreciation expense for the three and six months ended June 30, 2023 was $41 thousand and $81 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During the three months ended June 30, 2024 and 2023, the Company renewed its Beijing, China lease for 13 months with monthly rent at approximately $3 thousand. As a result of these renewals, the Company increased the right of use (“ROU”) asset and lease liability by $32 thousand and $34 thousand during the three months ended June 30, 2024 and 2023, respectively.

The Company exited our long-term Seattle operating lease on September 30, 2023. During October 2023, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from less than twelve months to approximately four years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state. The Company did not incur restoration expenses for the three and six months ended June 30, 2024. The Company incurred $29 thousand and $31 thousand for the three and six months ended June 30, 2023, respectively.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three and six months ended June 30, 2024 were $24 thousand and $48 thousand, respectively. Operating lease costs for the three and six months ended June 30, 2023 were $34 thousand and $82 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Operating lease ROU assets, net	$224	$235
Lease Liabilities:
Current lease liabilities	$88	$71
Long term lease liabilities	143	172
Total lease liabilities	$231	$243

Weighted average remaining lease term (in years):	2.0	2.4
Weighted average discount rate:	5.4%	5.2%

Supplemental cash flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$49	$99
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$29	$25
Change in operating lease ROU assets	$32	$39

Minimum future payments under the Company’s lease liabilities as of June 30, 2024 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2024 (remaining 6 months)	$43	$49
2025	75	82
2026	63	67
2027	50	51
Total	$231	$249

At June 30, 2024, $18 thousand of our future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Patents
Patents pending	$416	$477
Issued patents	940	810
	1,356	1,287
Trademarks
Trademarks pending	4	4
Registered trademarks	86	86
	90	90
Other	8	8
	1,454	1,385
Accumulated amortization	(599)	(549)
	$855	$836

Amortization expense for the three and six months ended June 30, 2024 was $42 thousand and $80 thousand, respectively. Amortization expense for the three and six months ended June 30, 2023 was $37 thousand and $77 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2024 is as follows:

(in thousands)
2024 (remaining 6 months)	$76
2025	131
2026	98
2027	75
2028	39
Thereafter	8
$427

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three and six months ended June 30, 2024 and 2023, the Company assessed its patent and trademark assets for impairment. The Company did not incur impairment costs for the three and six months ended June 30, 2024, and incurred $14 thousand impairment costs for the three and six months ended June 30, 2023. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $45 thousand of revenues and $3 thousand of cost of goods sold during the three months ended June 30, 2024. The revenue and cost of goods sold relate to the successful completion of engineering studies for a repeat customer. These products and services constitute performance obligations per Accounting Standards Codification (“ASC”) 606.

The Company recognized $1,147 thousand of revenues and $668 thousand of cost of goods sold during the six months ended June 30, 2024. The revenue and cost of goods sold relate predominantly to the Company’s process burner product line. The Company delivered multiple burners in connection with a single customer order; successfully completed engineering studies and a Computational Fluid Dynamic analysis; and fulfilled multiple spare parts orders. These products and services constitute performance obligations per ASC 606.

The Company recognized $150 thousand of revenues and $21 thousand of cost of goods sold during the three months ended June 30, 2023. The revenue and cost of goods sold relate to an engineering feasibility study and spare parts order.

The Company recognized $1,044 thousand of revenues and $809 thousand of cost of goods sold during the six months ended June 30, 2023. The revenue and cost of goods sold relate predominantly to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company had contract assets of $5 and $188 thousand at June 30, 2024 and December 31, 2023, respectively. The Company had contract liabilities of $825 thousand and $1,116 thousand at June 30, 2024 and December 31, 2023, respectively. Of the $1,116 thousand contract liability balance at December 31, 2023, the Company recognized revenue of zero and $253 thousand during the three and six months ended June 30, 2024, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023, is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Warranty liability at beginning of year	$110	$5
Accruals	83	105
Payments	(82)	—
Changes in accrual related to expirations	(4)	—
Warranty liability at end of period	$107	$110

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Company’s Board of Directors (the “Board”). The Company has not issued any shares of preferred stock.

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

The Company has an At-The-Market (“ATM”) program pursuant to a Sales Agreement with Virtu Americas LLC, as sales agent, dated December 23, 2020 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $8.7 million. On March 18, 2024, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect. During the six months ended June 30, 2024, the Company issued zero shares of its common stock from the ATM program. As of June 30, 2024, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

Equity Offerings

Public Offering

On April 23, 2024, we completed an underwritten public offering (the “Public Offering”), pursuant to which we sold approximately 4,621 thousand shares of our common stock and 4,621 thousand redeemable warrants (the “Public Warrants”) at a price of $0.91 per share of common stock and $0.01 for the accompanying Public Warrant. On May 15, 2024, Public Ventures, LLC (“Public Ventures”), the underwriter of the Public Offering, exercised its over-allotment option in full to purchase an additional 693 thousand shares of common stock and 693 thousand Public Warrants. After deducting customary professional service fees, the net proceeds from the Public Offering amounted to approximately $4,222 thousand.

Each Public Warrant has an exercise price of $1.05 per share and is exercisable for a period of five years starting from the date of its issuance. Holders of the Public Warrants are not able to exercise their warrants on a cashless basis. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. We have the option, but not the obligation, to redeem the Public Warrants anytime between issuance and expiration, at a price of $0.01 per Public Warrant, provided that the closing price of the common stock reported equals or exceeds $2.275 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) per share for any 20 business days within a 30 consecutive business-day period.

In connection with the Public Offering, we also issued approximately 425 thousand warrants to Public Ventures (the “Underwriter Warrants”), as consideration for the services provided as underwriter for the Public Offering. The Underwriter’s Warrants are exercisable at a per share exercise price of $1.1375 commencing 180 days from April 19, 2024, and expire on their fifth year anniversary. The Underwriter’s Warrants can be exercised on a cashless basis based on a formula set forth therein and are non-redeemable.

The shares of common stock and Public Warrants issued in the Public Offering have been classified and recorded as part of stockholders’ equity. The amount allocated to such instruments were based on their relative fair value, resulting in an initial carrying value for each of those instruments to be as follows:

(in thousands)	Allocated Amount
Common Stock	$2,391
Public Warrants	1,831
$4,222

In determining the fair values of the Public Warrants and Underwriter Warrants, we used a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.79
Expected Volatility	108.01%
Contractual/expected term (in years)	5.00
Risk-free interest rate	4.64%
Expected dividend yield	0%

The Underwriter Warrants issued in connection with the Public Offering have been accounted for as a direct cost of the Public Offering, resulting in no net effect to the overall stockholders’ equity.

The fair value of the shares of common stock issued in the Public Offering was determined using the closing price of our common stock immediately preceding the closing date of the Public Offering.

Private Placement

On April 23, 2024, we completed a private placement (the “Private Placement”) concurrent with the Public Offering noted above. As part of the Private Placement, we sold (i) approximately 2,250 thousand shares of common stock at a price of $0.91 per share of common stock; (ii) redeemable warrants to purchase up to approximately 8,108 thousand shares of our common stock (the “Private Warrants”) at a price of $0.01 per accompanying Private Warrant; and (iii) pre-funded warrants to purchase up to approximately 3,156 thousand shares of common stock (the “Private Pre-Funded Warrants”) at a price of $0.9099 per accompanying Private Pre-Funded Warrant. After deducting customary professional service fees, the net proceeds from the Private Placement amounted to approximately $4,468 thousand.

The Private Warrants have the same terms as the Public Warrants noted above, except that they are only exercisable six months after their issuance.

Each Private Pre-Funded Warrant has an exercise price of $0.0001 per share and expire when exercised in full. In accordance with the terms of the Private Pre-Funded Warrants, the Company is prohibited from effecting an exercise of any Private Pre-Funded Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by the holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

In connection with the Private Placement, we issued approximately 432 thousand warrants to Public Ventures, as compensation for their services as our exclusive placement agent in the Private Placement (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are the same as the Underwriter Warrants noted above.

The shares of common stock, Private Pre-Funded Warrants and Private Warrants issued in the Private Placement have been classified and recorded as part of stockholders’ equity. The amount allocated to such instruments were based on their relative fair value, resulting in an initial carrying value for each of those instruments to be as follows:

(in thousands)	Allocated Amount
Common Stock	$865
Private Pre-Funded Warrants	1,214
Private Warrants	2,389
$4,468

In determining the fair values of the Private Warrants, Private Pre-Funded Warrants, and Placement Agent Warrants, we used a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.79
Expected Volatility	108.01%
Contractual/expected term (in years)	5.00
Risk-free interest rate	4.64%
Expected dividend yield	0%

The Placement Agent Warrants issued in the Private Placement have been accounted for as a direct cost of the Private Placement resulting in no net effect to the overall stockholders’ equity.

The fair value of the shares of common stock issued in the Private Placement was determined using the closing price of our common stock immediately preceding the closing date of the Private Placement.

Participation Right Exercise

On June 24, 2024, in connection with the Public Offering and concurrent Private Placement noted above, clirSPV exercised its Participation Right (the “Participation Right Exercise”) and purchased (i) 3,350 thousand shares of our common stock at a price of $0.91 per share; (ii) redeemable warrants to purchase up to approximately 7,040 thousand shares of our common stock (the “Participation Right Warrants,” and together with the Public Warrants, Private Warrants, Underwriter Warrants, Placement Agent Warrants, the “Warrants”) at a price of $0.01 per accompanying Participation Right Warrant; and (iii) pre-funded warrants to purchase up to approximately 1,343 thousand shares of common stock (the “Participation Right Pre-Funded Warrants,” and together with the Private Pre-Funded Warrants, the “Pre-Funded Warrants”) at a price of $0.9099 per accompanying Participation Right Pre-Funded Warrant. After deducting customary professional service fees, the net proceeds from the Participation Right Exercise amounted to approximately $4,277 thousand.

The Participation Right Warrants have the same terms as the Private Warrants noted above.

The Participation Right Pre-Funded Warrants have the same terms as the Pre-Funded Warrants noted above, except that, in accordance with the terms of the Participation Right Pre-Funded Warrants, the Company is prohibited from effecting an exercise that would result in beneficial ownership exceeding 19.99%.

The shares of common stock, Participation Right Pre-Funded Warrants, and Participation Right Warrants issued in the Participation Right have been classified and recorded as part of stockholders’ equity. The amount allocated to such instruments were based on their relative fair value, resulting in an initial carrying value for each of those instruments to be as follows:

(in thousands)	Allocated Amount
Common Stock	$1,447
Participation Right Pre-Funded Warrants	580
Participation Right Private Warrants	2,250
$4,277

In determining the fair values of the Participation Right Warrants and Participation Right Pre-Funded Warrants, the Company used a Black-Scholes option pricing model with the following assumptions:

Stock Price	$0.65
Expected Volatility	108.01%
Contractual/expected term (in years)	5.00
Risk-free interest rate	4.25%
Expected dividend yield	0%

The fair value of the shares of common stock issued in connection with the Participation Right Exercise was determined using the closing price of the Company’s common stock immediately preceding the closing date of the Participation Right Exercise.

Warrants & Pre-Funded Warrants

The following table summarizes the Warrants (as defined above) and Pre-Funded Warrants (as defined above) activity and outstanding balance as of June 30, 2024, along with the associated weighted average exercise price and weighted average remaining life.

	Warrants			Pre-Funded Warrants[1]
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Number	Wtd. Avg. Exercise Price
Beginning Balance	—	—	—	—	—
Granted	21,319	$1.0535	5.24	4,499	$0.0001
Exercised	—	—	—	—	—
Forfeited/Expired	—	—	—	—	—
Outstanding at Period End	21,319	$1.0535	5.24	4,499	$0.0001

(1) Pre-Funded warrants have no expiration date and only expire when exercised in full.

Equity Incentive Plan

On June 17, 2021, the Company's shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Company to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares, to eligible participants, which includes employees, directors and consultants. The Board’s Human Capital and Compensation Committee (the “Compensation Committee”) is authorized to administer the 2021 Plan.

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

Ending balances for the 2021 Plan is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Outstanding options and restricted stock units	3,339	3,430
Reserved but unissued shares under the Plan	1,862	2,302
Total authorized shares under the Plan	5,201	5,732

Stock Options

Under the terms of the 2021 Plan, incentive stock options and nonstatutory stock options must have an exercise price at or above the fair market value on the date of the grant. At the time of grant, the Company will determine the period within which the option may be exercised and will specify any conditions that must be satisfied before the option vests and may be exercised. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model.

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and six months ended June 30, 2024 totaled $28 thousand and $50 thousand, respectively. Compensation expense associated with stock option awards for the three and six months ended June 30, 2023 totaled $46 thousand and $90 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	June 30,
	2024
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,759	$2.07	5.38
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/Expired	(102)	$0.88	—
Outstanding at end of period	2,657	$2.11	5.08
Exercisable at end of period	1,947	$1.75	4.65

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at June 30, 2024 is $19 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At June 30, 2024, there was $357 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black-Scholes valuation model, which resulted in $112 thousand. The compensation expense recognized for these awards for the three and six months ended June 30, 2024, was $10 thousand and $19 thousand, respectively. During the three and six months ended June 30, 2023, compensation expense for these options was zero.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting, and withholds shares from the employee’s award to cover the taxes payable. The Company’s accrued reserve for RSU share-based compensation is $29 thousand and $9 thousand for the six months ended June 30, 2024 and 2023, respectively.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB ASC, Topic 718, Compensation-Stock Compensation, (“ASC 718”). Total unrecognized compensation expense for director services as of June 30, 2024 was $426 thousand. Director compensation is earned on a quarterly basis with the target value of compensation set at $79 thousand per quarter, assuming four directors; one lead independent director; one chair for each committee; and two committee members for each of the three committees.

A summary of the Company’s RSUs activity and changes is as follows:

	June 30,
	2024
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	671	$1.05
Granted	334	$1.04
Vested	(323)	$1.08
Forfeited	—	$—
Nonvested at end of period	682	$1.03

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Compensation Expense	$306	$13	$342	$212
Weighted Average Value Per Share	$1.36	$0.79	$1.32	$1.23

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the 2021 Plan.

	For the Six Months Ended
	June 30,
(in thousands, except per share data)	2024	2023
Fair value	$326	$234
Weighted Average Value Per Share	$1.06	$0.79

For the three months ended for June 30, 2024 and 2023, the Company issued zero stock awards respectively.

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

The Consultant Plan activity and change is as follows:

June 30,
(in thousands)	2024
Reserved but unissued shares at beginning of period	188
Increases in the number of authorized shares	115
Grants	(8)
Reserved but unissued shares at end of period	295

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Compensation Expense	$3	$2	$6	$5
Weighted Average Value Per Share	$0.81	$0.66	$0.81	$0.66

Note 8 – Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, as the result would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2024	2023
Stock Options	3,148	3,100
Restricted Stock Units	682	650
Warrants	21,319	-
Total shares excluded from calculation	25,149	3,750

Note 9 – Commitments and Contingencies

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

Note 10 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and six months ended June 30, 2024, the Company recognized $168 thousand and $216 thousand in reimbursements from the DOE, respectively. During the three and six months ended June 30, 2023, the Company recognized zero and $69 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During three and six months ended June 30, 2024, the Company recognized $16 thousand and $47 thousand in government assistance from this program, respectively. During three and six months ended June 30, 2023, the Company recognized $14 thousand and $38 thousand in government assistance from this program, respectively.

Note 11 – Subsequent Events

The Company has evaluated subsequent events as of the date of this report and has none to report.

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

We have incurred losses since inception totaling $96.7 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of June 30, 2024, we have raised approximately $105.2 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Public Offering and Concurrent Private Placement

On April 23, 2024, we completed an underwritten public offering, whereby we sold 4,620,760 shares of common stock and 5-year redeemable warrants to purchase up to 4,620,760 shares of common stock (the “Public Warrants”) (plus a 45-day option to purchase up to an additional 693,114 shares of common stock and Public Warrants to purchase up to 693,114 shares of common stock, or up to 693,114 shares of common stock only) at a price of $0.92 per set of one share of common stock and one Public Warrant. Concurrently, we completed a private placement, whereby we sold 2,249,763 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,155,642 shares of common stock and redeemable warrants (the “Private Warrants”) to purchase up to 8,108,106 shares of common stock. The offering prices in the private placement were $0.91 per share and $0.01 per Private Warrant, or $0.9099 per Pre-Funded Warrant and $0.01 per Private Warrant, as applicable. The redeemable warrants issued in both offerings have an exercise price equal to $1.05 per share.

In connection with this offering, we issued Public Ventures, LLC (“Public Ventures”) 5-year warrants to purchase up to 369,660 shares of common stock at an exercise price of $1.1375 per share as part of their underwriter compensation, which underwriter warrants become exercisable on October 16, 2024 (the “Underwriter Warrants”). We also issued Public Ventures 5-year warrants to purchase up to 432,432 shares of common stock at an exercise price of $1.1375 per share as part of their placement agent compensation in connection with the private placement, which warrants become exercisable on October 16, 2024 (the “Placement Agent Warrants,” and together with the Public Warrants, Private Warrants, Pre-Funded Warrants and Underwriter Warrants, the “Warrants,” and the shares issuable upon exercise of the Warrants, the “Warrant Shares”). Both sets of warrants may be exercised on a cashless basis based on a formula set forth in the respective warrants.

Subsequently, on May 15, 2024, Public Ventures exercised its option in full to purchase an additional 693,114 shares of common stock and Public Warrants to purchase up to 693,114 shares of common stock at a price of $0.92 per set of one share of common stock and one Public Warrant, in connection with which we issued Public Ventures additional Underwriter Warrants to purchase up to 55,449 shares of common stock.

The public offering and the concurrent private placement resulted in combined gross proceeds of approximately $9,300 thousand, and net proceeds of approximately $8,100 thousand. The exercise of Public Ventures’ option to purchase additional shares of common stock and Public Warrants resulted in additional gross proceeds of approximately $638 thousand.

Participation Right Exercise

On June 24, 2024, following clirSPV, LLC’s (the “SPV”) notice to exercise its participation right in connection with the underwritten public offering and concurrent private placement discussed above (See “Note 7 – Equity” for additional information), we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the SPV whereby we issued an aggregate of (i) 3,907,000 shares of common stock, (ii) Pre-Funded Warrants to purchase up to 786,000 shares of common stock, and (iii) Private Warrants to purchase up to 7,039,500 shares of common stock.

Subsequently, on June 26, 2024, the SPV and we entered into an Amendment to the Securities Purchase Agreement (the “Amendment”) to provide for a revised allocation of the SPV’s subscription between shares of common stock and Pre-Funded Warrants in lieu thereof. Pursuant to the Amendment, the SPV subscribed for: (i) 3,350,000 shares of common stock, (ii) Pre-Funded Warrants to purchase up to 1,343,000 shares of common stock and (iii) Private Warrants to purchase up to 7,039,500 shares of common stock, for aggregate gross proceeds of approximately $4.3 million.

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

The Notice does not result in the immediate delisting of our common stock from Nasdaq, and we intend to monitor our common stock’s closing bid price and consider our available options in the event that our common stock’s closing bid price remains below $1 per share.

Amendment to Certificate of Incorporation

On June 25, 2024, we held our 2024 annual meeting of stockholders, at which our stockholders approved, among other items, an increase in the number of authorized shares of common stock available for issuance under our certificate of incorporation (as amended, the “certificate of incorporation”) to 87,500,000 shares from 62,500,000 shares previously authorized.

Accordingly, on June 25, 2024, we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware, reflecting the increase of our authorized shares of common stock to 87,500,000 shares, which became effective upon filing.

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

This Form 10-Q and our most recent Annual Report on Form 10-K include discussions of our accounting policies, as well as methods and estimates used in the preparation of our audited consolidated financial statements. For further information on our critical accounting policies and estimates, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, the notes to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K and “Note 2 – Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Since our most recent Annual Report on Form 10-K, we have not experienced a material change to our critical accounting policies or the methods and applications used to develop our accounting estimates.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	June 30,
	2024	2023	$ Change	% Change
Revenues	$45	$150	$(105)	(70.0)%
Cost of goods sold	3	21	$(18)	(85.8)%
Gross profit	42	129	$(87)	(67.5)%
Research and development	402	187	$215	115.0%
General and administrative	1,777	1,571	$206	13.2%
Operating Expenses	2,179	1,758	$421	24.0%
Other income, net	265	151	$114	75.5%
Net loss	$(1,872)	$(1,478)	$(394)	(26.7)%
Basic and diluted net income per common share	$(0.04)	$(0.04)	$(0.00)	NM

NM = Not meaningful

	For the Six Months Ended
(in thousands, except per share data)	June 30,
	2024	2023	$ Change	% Change
Revenues	$1,147	$1,044	$103	9.9%
Cost of goods sold	668	809	$(141)	(17.5)%
Gross profit	479	235	$244	103.9%
Research and development	683	347	$336	96.9%
General and administrative	3,185	3,221	$(36)	(1.2)%
Operating Expenses	3,868	3,568	$300	8.4%
Other income, net	409	426	$(17)	(4.0)%
Net loss	$(2,980)	$(2,907)	$(73)	(2.6)%
Basic and diluted net income per common share	$(0.07)	$(0.08)	$0.01	12.5%

Revenues and Gross Profit

Consolidated revenues for the three months ended June 30, 2024 were $45 thousand compared to $150 thousand for the same period in 2023. Revenues for the three months ended June 30, 2024 are predominantly related to engineering services provided to customers as part of contractual obligations. Revenues for the three months ended June 30, 2023 were mostly generated from a stand-alone engineering feasibility study and spare parts sale. Consolidated revenues for the six months ended June 30, 2024 were $1,147 thousand compared to $1,044 thousand for the same period in 2023, and were predominantly generated from our process burner line. Specifically, we shipped multiple process burners, executed consulting services, and delivered spare parts related to orders from our California refinery customer. For a different customer, an engineering study and Computational Fluid Dynamic analysis was successfully accepted by the customer, and such analysis marked completion of a contractual performance obligation for this customer per ASC 606 standards. Revenues for the six months ended June 30, 2023 were predominantly related to our process burner product line and an associated burner performance test. The associated burner performance test satisfied a contractual performance obligation, per ASC 606 standards, that required our customer to witness a successful burner performance test that met their engineering specifications.

Gross profit decreased by $87 thousand, or 67.5%, and increased by $244 thousand, or 103.9%, for the three and six months ended June 30, 2024, respectively, as compared to the same time periods in 2023. The unfavorable decrease in gross profit for the three months ended June 30, 2024 was predominantly due to lower revenues. The favorable increase in gross profit for the six months ended June 30, 2024 was mainly driven by the higher margin profile for the shipment of multiple process burners during the first quarter of 2024 as compared to the margin from a customer witness test in the same period in 2023. This margin profile difference was expected since customer witness tests typically produce lower margins.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses increased $215 thousand, or 115%, and $336 thousand, or 96.9%, for the three and six months ended June 30, 2024, respectively, as compared to the same time periods in 2023. This unfavorable year-over-year increase in R&D expenses was mainly driven by additional head count and related benefit costs of $67 thousand and $156 thousand for the three and six months ended June 30, 2024, respectively, that did not exist in the comparable periods in 2023. In addition, we incurred an unfavorable additional year-over-year expense related to product development costs for our process burner product line for a total of $32 thousand and $143 thousand for the three and six months ended June 30, 2024, respectively.

General and Administrative

G&A expenses increased $206 thousand, or 13.2%, for the three months ended June 30, 2024, as compared to the same time period in 2023. This unfavorable increase in G&A expenses is primarily comprised of $260 thousand for vesting of restricted stock units triggered by the departure of a member of our board of directors during the three months ended June 30, 2024.

G&A expenses for the six months ended June 30, 2024, decreased by $36 thousand, or 1.2%, compared to the same period in 2023. The decrease of $135 thousand in human capital and benefit costs was primarily driven by the timing of departures and subsequent onboarding costs. The year-over-year decrease was offset by year-over-year increases in costs related to board of director departure costs of $73 thousand. We incurred board of director departure costs of $260 thousand and $187 thousand during the six months ended June 30, 2024 and 2023, respectively.

Other Income

Other income increased by $114 thousand, or 75.5%, for the three months ending June 30, 2024, as compared to the same period in 2023. The favorable increase is primarily due to $128 thousand increase in government assistance from our Department of Energy hydrogen burner development grant. This increase was partially offset by a decrease of $35 thousand for the sale of materials from the decommissioning of our Seattle office during the comparable period in 2023.

Other income decreased $17 thousand, or 4.0%, for the six months ended June 30, 2024, compared to the same period in 2023. This unfavorable decrease was mainly due to the fact that we had received $154 thousand in connection with the decommissioning of our Seattle office during 2023, and we derived no income from this project during the comparable period in 2024. This year-over-year decrease was offset by a $148 thousand increase in government assistance related to our Department of Energy hydrogen burner project.

Net Loss

Net loss for the three months ended June 30, 2024, was $1,872 thousand compared to $1,478 thousand for the same quarter in 2023, or an approximate 26.7% increase. The $394 thousand increase is primarily attributable to the increased operating expenses noted in the above explanations.

Net loss for the six months ended June 30, 2024 was $2,980 thousand compared to $2,907 thousand for the same period in 2023, or an approximate 2.6% increase. The increase in net loss is primarily attributable to an unfavorable increase in operating expenses of $300 thousand, which was partially offset by a favorable increase in gross profit of $244 thousand, all of which are explained above.

Liquidity and Capital Resources

At June 30, 2024, our cash and cash equivalent balance totaled $15,974 thousand compared to $5,684 thousand at December 31, 2023, an increase of $10,290 thousand. The increase in cash and cash equivalent balance is primarily attributable to our public offering and concurrent private placement. See “Note 7 – Equity” for additional information.

At June 30, 2024, our current assets were in excess of current liabilities resulting in working capital of $14,906 thousand as compared to $4,253 thousand at December 31, 2023. Our Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note, which raised substantial doubt about our ability to continue operations. We believe that we have alleviated the substantial doubt following the consummation of the recent underwritten public offering and concurrent private placement. See “Note 7 – Equity” for additional information.

Accordingly, we believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of June 30, 2024, approximately 21.3 million shares of our common stock are issuable upon exercise of the Warrants (as defined above), and we may receive up to $22.5 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. The Warrants require the warrant holder to tender cash upon exercise, with the exception of the Underwriter Warrants which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time to time fund future cash needs, but the volatility of our stock and the risk tolerance of warrant holders will play a key role in this type of funding.

Operating activities for the six months ended June 30, 2024, resulted in cash outflows of $2,525 thousand, primarily due to the net loss for the period of $2,980 thousand, offset with non-cash expense of $519 thousand.

Operating activities for the six months ended June 30, 2023, resulted in cash outflows of $508 thousand, primarily due to the loss for the period of $2,907 thousand, offset with non-cash expenses of $471 thousand, and an increase of $1,858 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Investing activities for the six months ended June 30, 2024, resulted in cash outflows of $117 thousand, which is primarily attributable to $99 thousand of disbursements for patents and other intangible assets.

Investing activities for the six months ended June 30, 2023, resulted in cash inflows of $1,684 thousand, which is primarily attributable to the redemption of $3,897 thousand of short-term held-to-maturity U.S. treasuries, offset by $2,162 thousand of purchases for the same type of investments.

Financing activities for the six months ended June 30, 2024, resulted in cash inflows of $12,966 thousand, which is primarily attributable to the issuance of securities in connection with the recent equity offerings (see “Note 7 – Equity” for additional information), offset by $30 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There may be future sales of our common stock, or a perception that these sales could occur, which events could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. For instance, the securities issued in our recent equity offerings (see “Note 7 – Equity” for additional information), as well as the Warrant Shares, have been registered for resale and are freely tradable without restriction or further registration under the Securities Act. As a result, a substantial number of shares of common stock may be sold in the public market following such offerings, subject to certain contractual transfer and beneficial ownership restrictions. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock. Further, if there are significantly more shares of common stock offered for sale than buyers are willing to purchase, then the market price of the common stock may decline to a market price at which buyers are willing to purchase the offered common stock and sellers remain willing to sell common stock.

We will have broad discretion as to the proceeds that we receive from the cash exercise by any holder of the Warrants, and we may not use the proceeds effectively.

We may receive up to approximately $22.5 million in aggregate gross proceeds from cash exercises of the Warrants, based on the per share exercise price of the Warrants, and to the extent that we receive such proceeds, we intend to use the net proceeds from cash exercises of the Warrants for working capital, research and development, marketing and sales, and general corporate purposes. We have considerable discretion in the application of such proceeds. You must rely on our judgment regarding the application of the net proceeds from cash exercises of the Warrants, which may be used for corporate purposes that do not improve our profitability or increase the price of our shares of common stock. Such proceeds may also be placed in investments that do not produce income or that lose value. The failure to use such funds by us effectively could have a material adverse effect on our business, financial condition, operating results and cash flow.

You may experience future dilution as a result of issuance of the Warrant Shares, future equity offerings by us and other issuances of our common stock or other securities. In addition, the issuance of the Warrant Shares, to the extent the Warrants are exercisable, and future equity offerings and other issuances of our common stock or other securities may adversely affect our common stock price.

You may experience future dilution as a result of issuance of the Warrant Shares and other issuances of our common stock or other securities. In order to raise additional capital, if needed, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share as prior issuances of common stock. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share previously paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or securities convertible into common stock in future transactions may be higher or lower than the prices per share for previous issuances of common stock or securities convertible into common stock paid by certain investors. In addition, the exercise price of the Warrants may be equal to or greater than the price per share previously paid by certain investors. You will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our equity incentive programs.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2024, we issued 3.8 thousand shares of common stock at a price per share of $0.81, the closing price of our common stock on November 16, 2023, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR, for services provided during the three months ended June 30, 2024. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibit	EXHIBITS
Number		Document

3.1**

Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

3.2**

Certificate of Amendment, as filed with the Secretary of the State of Delaware on June 26, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

3.3**

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

10.1**

Form of Warrant Agency Agreement, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.2**		Form of Lock-Up Agreement (directors and officers) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.3**		Form of Lock-Up Agreement (5% or greater stockholder) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.4**	Securities Purchase Agreement, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.5**

Amendment to Securities Purchase Agreement, dated as of April 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).

10.6**	David M. Maley’s Offer Letter, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2024).

10.7**

Amendment to Warrant Agency Agreement, dated as of May 15, 2024, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1 filed with the Securities and Exchange Commission on May 20, 2024).

10.8**	Securities Purchase Agreement, dated June 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

10.9**

Amendment to Securities Purchase Agreement, dated June 26, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 14, 2024	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)