Form 10-K/A
period 2023-12-31
ClearSign Technologies Corp
filed 2024-11-07
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A is incorporated by reference to the registrant’s Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission on April 26, 2024.

Auditor name	BPM CPA LLP

Location	Santa Monica, CA

Auditor Firm ID	PCAOB: ID 207

Technologies Corporation

EXPLANATORY NOTE

ClearSign Technologies Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (“Original Filing”) and amended by Amendment No. 1 filed with the SEC on April 26, 2024 (“Amendment No. 1”). Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.

We are filing this Amendment in response to a comment letter received from the SEC, dated October 29, 2024, in connection with its review of Amendment No. 1. We have included in this Amendment new conforming certifications required under Sections 302 (each, a “302 Certification”) and 906 (the “906 Certification”) of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, because such certifications included in the Original Filing contained typographical errors that resulted in such exhibits inadvertently referring to an incorrect date under each 302 Certification, and, incorrectly identifying the Original Filing, the subject of the 906 Certification, as being for the year ended December 31, 2022. We are also including the Original Filing in its entirety, including audited financial statements included therein, in connection with the filing of this Amendment.

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Amendment is incorporated by reference to Amendment No. 1, which was filed with the SEC on April 26, 2024.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or Amendment No. 1, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “ClearSign,” “we,” “us,” “our” and the “Company” refer to ClearSign Technologies Corporation and its subsidiary, ClearSign Asia Limited.

i

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

Additionally, we demonstrated the operation of our small fire tube burner for Chinese officials, who subsequently certified it for sale in China. We plan to seek certification of larger fire tube and water tube boiler burners with our collaborative partner Jiangsu Shuang Liang Boiler Co. Ltd, which is a subsidiary of China’s Shuang Liang Group Co. Ltd and one of China’s top 500 enterprises. If further testing and certification is successful in China, our goal will be to sell the boiler burner technology into the very large Chinese market through our collaborative partnership. We anticipate making continued progress during 2024 both demonstrating and commercializing such equipment.

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

From a customer’s perspective, installation of legacy air pollution control technologies is viewed as a method of avoiding fines, as a cost of doing business, and as a means to operate within current and anticipated future regulatory requirements.

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash equivalents, accounts payable, accrued expenses and short-term investments in government securities. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the consolidated balance sheets. This is primarily attributed to the short maturities of these instruments.

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

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item 12 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2024 and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Consolidated Financial Statements

The financial statements filed as part of this Amendment are listed and indexed in the Index to Consolidated Financial Statements on page 33 located in this Amendment. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this Amendment.

(a) (2) Financial Statement Schedules

Not applicable.

(a) (3) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of this Amendment. The attached list of exhibits in the “Exhibit Index” sets forth the exhibits required to be filed with the Original Filing and this Amendment and are incorporated herein by reference in response to Item 15(a)(3) of Form 10-K.

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

4.1**	Description of Securities of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
10.1+**	Form of Confidentiality and Proprietary Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2015).
10.2**	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).
10.3**	ClearSign Combustion Corporation 2013 Consultant Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2013).
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

10.13**

First Amendment to Lease, entered into as of July 29, 2019, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.14**

Second Amendment to Lease, entered into as of January 14, 2020, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.15**	Purchase Right Waiver of clirSPV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2022).
10.16+**

Amendment to Employment Agreement between the Company and Colin James Deller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.17+**	Catharine de Lacy’s Offer Letter, dated February 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 24, 2023).
10.18+**

Amendment to Offer Letter between the Company and Brent Hinds, dated August 8, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

21**	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
23.1*	Consent of BPM CPA LLP, Independent Registered Public Accounting Firm
24.1**	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
101INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Previously filed.

*** Furnished herewith.

+ Agreement with management or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

ClearSign Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Technologies Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Technologies Corporation and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BPM CPA LLP

Santa Monica, California

March 29, 2024

We have served as the Company’s auditor since 2011.

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

Liquidity

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company’s cash and cash equivalents totaled $5,684 thousand, which is not sufficient to fund current operating expenses beyond twelve months from the date hereof. The Company’s technologies are currently in field development, but with nominal fully operational commercial installations, and have generated nominal revenues from operations to date to meet operating expenses. In order to generate meaningful revenues, the technologies must be fully developed, gain market recognition and acceptance, and develop a critical level of successful sales and product installations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

Note 7 - Income Taxes

For the years ended December 31, 2023 and 2022 the Company’s loss before provision for income taxes were as follows:

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

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

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

Equity Incentive Plan

On June 17, 2021, the Company’s shareholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Company to grant Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares, to eligible participants, which includes employees, directors and consultants. The Compensation Committee of the Board of Directors is authorized to administer the 2021 Plan.

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 7, 2024	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 7, 2024	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2024	/s/ G. Todd Silva
G. Todd Silva, Director

Date: November 7, 2024	*
Judith S. Schrecker, Director

Date: November 7, 2024	*
Catharine Marie de Lacy, Director

Date: November 7, 2024	/s/ David M. Maley
David M. Maley, Director

Date: November 7, 2024	* /s/ Colin J. Deller
Colin J. Deller, Attorney-in-fact