Form 10-Q
period 2024-09-30
ClearSign Technologies Corp
filed 2024-11-14
CIK 1434524

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the issuer has 50,234,407 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$14,486	$5,684
Accounts receivable	749	287
Contract assets	149	188
Prepaid expenses and other assets	610	350
Total current assets	15,994	6,509

Fixed assets, net	245	275
Patents and other intangible assets, net	855	836

Total Assets	$17,094	$7,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,486	$366
Current portion of lease liabilities	82	71
Accrued compensation and related taxes	401	703
Contract liabilities	174	1,116
Total current liabilities	2,143	2,256
Long Term Liabilities:
Long term lease liabilities	128	172
Total liabilities	2,271	2,428

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,234,407 and 38,687,061 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	112,686	98,922
Accumulated other comprehensive loss	(16)	(17)
Accumulated deficit	(97,852)	(93,717)
Total stockholders' equity	14,823	5,192

Total Liabilities and Stockholders' Equity	$17,094	$7,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$1,859	$85	$3,006	$1,129
Cost of goods sold	1,308	61	1,976	870

Gross profit	551	24	1,030	259

Operating expenses:
Research and development	329	93	1,012	440
General and administrative	1,655	1,428	4,840	4,649

Total operating expenses	1,984	1,521	5,852	5,089

Loss from operations	(1,433)	(1,497)	(4,822)	(4,830)

Other income, net
Interest income	146	85	284	237
Government assistance	131	38	395	145
Gain from sale of assets	—	—	—	5
Other income, net	1	42	8	204
Total other income, net	278	165	687	591

Net loss	$(1,155)	$(1,332)	$(4,135)	$(4,239)

Net loss per share - basic and fully diluted	$(0.02)	$(0.03)	$(0.09)	$(0.11)

Weighted average number of shares outstanding - basic and fully diluted	54,714,910	38,562,127	46,986,914	38,459,313

Comprehensive loss
Net loss	$(1,155)	$(1,332)	$(4,135)	$(4,239)
Foreign-exchange translation adjustments, net of taxes	5	(1)	1	(13)
Comprehensive loss	$(1,150)	$(1,333)	$(4,134)	$(4,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2023	38,687	$4	$98,922	$(17)	$(93,717)	$5,192
Share-based compensation	67	—	67	—	—	67
Tax withholdings related to share-based compensation	(22)	—	(16)	—	—	(16)
Fair value of stock issued in payment of accrued compensation	307	—	326	—	—	326
Shares issued for services	4	—	3	—	—	3
Foreign-exchange translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,108)	(1,108)
Balances at March 31, 2024	39,043	4	99,302	(20)	(94,825)	4,461

Share-based compensation	256	—	344	—	—	344
Tax withholdings related to share-based compensation	(11)	—	(13)	—	—	(13)
Shares issued for services	4	—	3	—	—	3
Issuance of common stock in public offering, net of expenses	5,314	1	2,390	—	—	2,391
Issuance of warrants in public offering, net of expenses	—	—	1,831	—	—	1,831
Issuance of common stock in private placement, net of expenses	2,250	—	865	—	—	865
Issuance of prefunded warrants in private placement, net of expenses	—	—	1,214	—	—	1,214
Issuance of warrants in private placement, net of expenses	—	—	2,389	—	—	2,389
Issuance of common stock for participation right exercise, net of expenses	3,350	—	1,447	—	—	1,447
Issuance of prefunded warrants for participation right exercise, net of expenses	—	—	580	—	—	580
Issuance of warrants for participation right exercise, net of expenses	—	—	2,250	—	—	2,250
Foreign-exchange translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,872)	(1,872)
Balances at June 30, 2024	50,206	5	112,602	(21)	(96,697)	15,889

Share-based compensation	—	—	73	—	—	73
Tax withholdings related to share-based compensation	—	—	(9)	—	—	(9)
Shares issued for services	29	—	20	—	—	20
Foreign-exchange translation adjustment	—	—	—	5	—	5
Net loss	—	—	—	—	(1,155)	(1,155)
Balances at September 30, 2024	50,235	$5	$112,686	$(16)	$(97,852)	$14,823

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2022	38,023	$4	$98,079	$(8)	$(88,523)	$9,552
Share-based compensation	223	—	227	—	—	227
Fair value of stock issued in payment of accrued compensation	296	—	234	—	—	234
Shares issued for services ($0.66 per share)	4	—	3	—	—	3
Foreign-exchange translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at March 31, 2023	38,546	4	98,543	(8)	(89,952)	8,587

Share-based compensation	—	—	59	—	—	59
Shares issued upon exercise of options ($0.54 per share)	12	—	—	—	—	—
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(1,478)	(1,478)
Balances at June 30, 2023	38,562	4	98,604	(20)	(91,430)	7,158

Share-based compensation	—	—	119	—	—	119
Shares issued for services ($0.66 per share)	4	—	2	—	—	2
Foreign-exchange translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,332)	(1,332)
Balances at September 30, 2023	38,566	$4	$98,725	$(21)	$(92,762)	$5,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,135)	$(4,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	26	7
Share-based compensation	484	419
Reserve for share-based compensation tax withholdings	(38)	—
Depreciation and amortization	138	231
Impairment of intangible assets	17	14
Gain from sale of fixed assets	—	(5)
Right-of-use asset amortization	64	105
Realized gain from marketable securities	—	(79)
Lease amendments	(3)	(14)
Change in operating assets and liabilities:
Contract assets	39	13
Accounts receivable	(462)	(8)
Prepaid expenses and other assets	(260)	(116)
Accounts payable, accrued liabilities, and lease liabilities	1,091	6
Accrued compensation and related taxes	23	329
Contract liabilities	(942)	1,554
Net cash used in operating activities	(3,958)	(1,783)

Cash flows from investing activities:
Acquisition of fixed assets	(18)	—
Disbursements for patents and other intangible assets	(159)	(95)
Proceeds from sale of fixed assets	—	5
Purchases of held-to-maturity short-term U.S. treasuries	—	(2,162)
Redemption of held-to-maturity short-term U.S. treasuries	—	4,847
Net cash provided by (used in) investing activities	(177)	2,595

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	12,967	—
Taxes paid related to vesting of restricted stock units	(31)	(15)
Net cash provided by (used in) financing activities	12,936	(15)
Effect of exchange rate changes on cash and cash equivalents	1	(13)

Net change in cash and cash equivalents	8,802	784
Cash and cash equivalents, beginning of period	5,684	6,451
Cash and cash equivalents, end of period	$14,486	$7,235

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$326	$234
Prior year prepaid expenses repurposed to fixed assets as demonstration equipment	$—	$209
Non-cash impact of new lease	$32	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies for the purpose of decarbonization and improving key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established original equipment manufacturers (“OEM”) products as ClearSign Core™ and ClearSign Eye™ and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and down-stream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core technology, which achieves very low emissions without the need of selective catalytic reduction.

The Company was originally incorporated in the State of Washington in 2008. During January 2022, the Company relocated its headquarters from Seattle, Washington to Tulsa, Oklahoma. Effective June 15, 2023, the Company changed its state of incorporation to Delaware. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a wholly foreign owned enterprise (“WFOE”) in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD. On August 22, 2024, the Company’s Board of Directors (the “Board”) authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. Based on the Company’s current project plans, it expects to file for dormancy on or near December 31, 2024.

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

Liquidity

The Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note, which raised substantial doubt about our ability to continue as a going concern. We believe that we have alleviated the substantial doubt by selling equity securities on April 23, 2024, May 15, 2024, and June 24, 2024, which resulted in aggregate gross proceeds of approximately $14.2 million and net proceeds of approximately $13.0 million, after broker discounts and related fees. Refer to “Note 7 – Equity” for further details about the offerings effectuated during the nine months ended September 30, 2024.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three and nine months ended September 30, 2024, the Company received $28 thousand and $135 thousand, respectively, from these arrangements. During the three and nine months ended September 30, 2023, the Company received $60 thousand from these arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 include assets amounting to approximately $209 thousand and $334 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $211 thousand has been paid as of September 30, 2024. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. Based on the Company’s current project plans, it expects to file for dormancy on or near December 31, 2024. We will incur one-time non-recurring costs related to this project for severance and related benefit costs, equipment disposal and shipment costs, and legal filing fees. During the three months ended September 30, 2024, we recorded a one-time non-recurring $394 thousand accrual estimate related to our decision to suspend our China operations.

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

Note 3 – Fixed Assets

Fixed Assets

Fixed assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$78	$60
Leasehold improvements	43	43
	121	103
Accumulated depreciation and amortization	(80)	(63)
	41	40
Operating lease ROU assets, net	204	235
Total	$245	$275

Depreciation expense for the three and nine months ended September 30, 2024 was $4 thousand and $15 thousand, respectively.

Depreciation expense for the three and nine months ended September 30, 2023 was $41 thousand and $122 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During the nine months ended September 30, 2024 and 2023, the Company renewed its Beijing, China lease for 13 months with monthly rent at approximately $3 thousand. As a result of these renewals, the Company increased the right-of-use (“ROU”) asset and lease liability by $32 thousand and $34 thousand during the nine months ended September 30, 2024 and 2023, respectively.

The Company exited our long term Seattle operating lease on September 30, 2023. During October 2023, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. We renewed the twelve month Seattle sub-lease during October 2024 with substantially the same terms. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from less than twelve months to approximately four years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state. The Company did not incur restoration expenses for the three and nine months ended September 30, 2024. The Company did not incur restoration expenses for the three months ended September 30, 2023, and incurred $31 thousand for the nine months ended September 30, 2023.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three and nine months ended September 30, 2024 were $25 thousand and $73 thousand, respectively. Operating lease costs for the three and nine months ended September 30, 2023 were $35 thousand and $117 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Operating lease ROU assets, net	$204	$235
Lease Liabilities:
Current lease liabilities	$82	$71
Long term lease liabilities	128	172
Total lease liabilities	$210	$243

Weighted average remaining lease term (in years):	2.7	2.4
Weighted average discount rate:	5.3%	5.2%

Supplemental cash flow information related to operating leases is as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$73	$134
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$29	$25
Change in operating lease ROU assets	$32	$39

Minimum future payments under the Company’s operating lease liabilities as of September 30, 2024 are as follows:

	Discounted	Payments
	lease	due under
(in thousands)	liability	lease
	payments	agreements
2024 (remaining 3 months)	$22	$24
2025	75	82
2026	63	67
2027	50	52
Total	$210	$225

At September 30, 2024, $15 thousand of our future minimum lease payments represents interest.

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Patents
Patents pending	$351	$477
Issued patents	1,011	810
	1,362	1,287
Trademarks
Trademarks pending	—	4
Registered trademarks	86	86
	86	90
Other	8	8
	1,456	1,385
Accumulated amortization	(601)	(549)
	$855	$836

Amortization expense for the three and nine months ended September 30, 2024 was $43 thousand and $123 thousand, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $32 thousand and $109 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2024 is as follows:

(in thousands)
2024 (remaining 3 months)	$41
2025	151
2026	121
2027	98
2028	62
Thereafter	23
$496

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three and nine months ended September 30, 2024 and 2023, the Company assessed its patent and trademark assets for impairment. The Company incurred $17 thousand impairment costs for the three and nine months ended September 30, 2024. The Company did not incur impairment costs for the three months ended September 30, 2023, and incurred $14 thousand impairment costs for the nine months ended September 30, 2023. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection.

If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets and Contract Liabilities

The Company recognized $1,859 thousand of revenues and $1,308 thousand of cost of goods sold during the three months ended September 30, 2024. The revenue and cost of goods sold predominantly relate to the delivery of multiple process burners to a single customer. The delivery of products constitutes performance obligations per Accounting Standards Codification (“ASC”) 606.

The Company recognized $3,006 thousand of revenues and $1,976 thousand of cost of goods sold during the nine months ended September 30, 2024. The revenue and cost of goods sold predominantly relate to the Company’s process burner product line. The Company delivered multiple burners for different customers, successfully completed engineering feasibility studies including computational fluid dynamic analysis, and fulfilled multiple spare parts orders. These products and services constitute performance obligations per ASC 606.

The Company recognized $85 thousand of revenues and $61 thousand of cost of goods sold during the three months ended September 30, 2023. The revenue and cost of goods sold relate to a sale of our boiler burner product line.

The Company recognized $1,129 thousand of revenues and $870 thousand of cost of goods sold during the nine months ended September 30, 2023. The revenue and cost of goods sold predominantly relate to the Company’s process burner product line, where the Company successfully completed a burner performance customer witness test, which represented a contractual performance obligation per ASC 606.

The Company had contract assets of $149 thousand and $188 thousand at September 30, 2024 and December 31, 2023, respectively. The Company had contract liabilities of $174 thousand and $1,116 thousand at September 30, 2024 and December 31, 2023, respectively. Of the $1,116 thousand contract liability balance at December 31, 2023, the Company recognized revenue of $772 thousand and $1,025 thousand during the three and nine months ended September 30, 2024, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023, is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Warranty liability at beginning of year	$110	$5
Accruals	268	105
Payments	(114)	—
Changes in accrual related to expirations	(3)	—
Warranty liability at end of period	$261	$110

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

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

The Company has an At-The-Market (“ATM”) program pursuant to a Sales Agreement with Virtu Americas LLC, as sales agent, dated December 23, 2020 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $8.7 million. On March 18, 2024, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect. During the nine months ended September 30, 2024, the Company issued zero shares of its common stock from the ATM program. As of September 30, 2024, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

The Participation Right Pre-Funded Warrants have the same terms as the Private Pre-Funded Warrants noted above, except that, in accordance with the terms of the Participation Right Pre-Funded Warrants, the Company is prohibited from effecting an exercise that would result in beneficial ownership exceeding 19.99%.

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

Warrants & Pre-Funded Warrants

The following table summarizes the Warrants (as defined above) and Pre-Funded Warrants (as defined above) activity and outstanding balance as of September 30, 2024, along with the associated weighted average exercise price and weighted average remaining life.

	Warrants			Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Number	Wtd. Avg. Exercise Price
Beginning Balance	—	—	—	—	—
Granted	21,319	$1.0535	4.99	4,499	$0.0001
Exercised	—	—	—	—	—
Forfeited/Expired	—	—	—	—	—
Outstanding at Period End	21,319	$1.0535	4.99	4,499	$0.0001

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

Ending balances for the 2021 Plan is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Outstanding options and restricted stock units	3,425	3,430
Reserved but unissued shares under the Plan	1,776	2,302
Total authorized shares under the Plan	5,201	5,732

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and nine months ended September 30, 2024 totaled $37 thousand and $87 thousand, respectively. Compensation expense associated with stock option awards for the three and nine months ended September 30, 2023 totaled $42 thousand and $132 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	September 30,
	2024
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of year	2,759	$2.07	5.38
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/Expired	(102)	$0.88	—
Outstanding at end of period	2,657	$2.11	4.83
Exercisable at end of period	1,947	$1.75	4.40

The estimated aggregate pretax intrinsic value of the Company’s outstanding vested stock options at September 30, 2024 is $21 thousand. The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At September 30, 2024, there was $315 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black-Scholes valuation model, and totaled $112 thousand. The compensation expense recognized for these awards for the three and nine months ended September 30, 2024, was $9 thousand and $28 thousand, respectively. During the three and nine months ended September 30, 2023, compensation expense for these options was zero.

During the nine months ended September 30, 2023, the Company granted non-qualified stock options to its Director of Customer Relationships and Business Development to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $1.31 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black-Scholes valuation model, which resulted in $160 thousand. The compensation expense recognized for these awards for the three and nine months ended September 30, 2023 was $62 thousand. During the three months ended December 30, 2023, two-thirds of these inducement options were forfeited upon the departure of the Director of Customer Relationships and Business Development.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting, and withholds shares from the employee’s award to cover the taxes payable. The Company accrued taxes for RSU share-based compensation of $38 thousand and $15 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Total unrecognized compensation expense for director services as of September 30, 2024 was $501 thousand. Director compensation is earned on a quarterly basis with the target value of compensation set at $79 thousand per quarter, assuming four directors; one lead independent director; one chair for each committee; and two committee members for each of the three committees.

A summary of the Company’s RSUs activity is as follows:

	September 30,
	2024
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	671	$1.05
Granted	420	$1.00
Vested	(323)	$1.08
Forfeited	—	$—
Nonvested at end of period	768	$1.01

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Compensation Expense	$27	$15	$369	$225
Weighted Average Value Per Share	$0.93	$0.80	$1.29	$0.80

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the 2021 Plan.

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2024	2023
Fair value	$326	$234
Weighted Average Value Per Share	$1.06	$0.79

For the three months ended for September 30, 2024 and 2023, the Company issued zero stock awards respectively.

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

The Consultant Plan activity is as follows:

September 30,
(in thousands)	2024
Reserved but unissued shares at beginning of period	188
Increases in the number of authorized shares	115
Grants	(36)
Reserved but unissued shares at end of period	267

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Compensation Expense	$20	$2	$26	$7
Weighted Average Value Per Share	$0.72	$0.66	$0.74	$0.66

Note 8 – Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2024, the Company included Pre-Funded Warrants to purchase shares of common stock in its computation of net loss per share. The Pre-Funded Warrants were issued in April and June 2024 with an exercise price of $0.0001 (See "Note 7 - Equity" for additional information).

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, as the result would be anti-dilutive:

	September 30,	September 30,
(in thousands)	2024	2023
Stock Options	3,148	3,250
Restricted Stock Units	768	708
Warrants	21,319	-
Total shares excluded from calculation	25,235	3,958

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

Note 10 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and nine months ended September 30, 2024, the Company recognized $116 thousand and $332 thousand in reimbursements from the DOE, respectively. During the three and nine months ended September 30, 2023, the Company recognized $26 thousand and $95 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During three and nine months ended September 30, 2024, the Company recognized $17 thousand and $64 thousand in government assistance from this program, respectively. During three and nine months ended September 30, 2023, the Company recognized $12 thousand and $51 thousand in government assistance from this program, respectively.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We design and develop technologies for the purpose of decarbonization and improving key performance characteristics of combustion systems, including emission and operational performance, energy efficiency and overall cost-effectiveness. Our ClearSign Core™ technology has been proven in full scale industrial test furnaces and boilers and first customer installations are currently operating in normal commercial applications. We have generated nominal revenues from operations to date to meet operating expenses.

We have incurred losses since inception totaling $98.0 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of September 30, 2024, we have raised approximately $105.2 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

In order to generate meaningful revenues, our technologies must gain market recognition and acceptance to develop sufficient recurring sales. In addition, management believes that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to support commercialization of our research and development efforts, protect intellectual property, form relationships with strategic partners and provide for working capital and general corporate purposes. There can be no assurance that we will be successful in achieving our long term plans, or that such plans, if consummated, will result in profitable operations or enable us to continue in the long term as a going concern.

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

Nasdaq Deficiency Notice

On May 2, 2024, we received a letter from Nasdaq’s Listing Qualifications Staff (the “Staff”) indicating that, based upon our common stock’s closing bid price for the last 30 consecutive business days beginning on March 20, 2024 and ending on May 1, 2024, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided a period of 180 calendar days, or until October 29, 2024, in which to regain compliance with the Bid Price Rule.

On October 30, 2024, we received a second letter from the Staff, granting our request for a 180-day extension to regain compliance with the Bid Price Rule. We now have until April 28, 2025 to regain compliance with the Bid Price Rule. If at any time prior to April 28, 2025, our common stock’s closing bid price is at least $1 per share for a minimum of ten consecutive business days during such 180-day extension, we will regain compliance with the Bid Price Rule. As part of our request for the 180-day extension, we notified Nasdaq that we intend to regain compliance with the Bid Price Rule by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule during the additional 180-day extension, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, the Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

This second letter from the Staff does not result in the immediate delisting of our common stock from Nasdaq, and we intend to monitor our common stock’s closing bid price and consider our available options in the event that our common stock’s closing bid price remains below $1 per share.

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

Suspension of Activities in China

On October 1, 2024, we informed our employees that we were suspending our operations in China as a result of delayed progress on commercialization of its products in that geographic market and as part of our efforts to align strategic priorities and to reduce operating costs. The suspension of our operations in China will involve declaring our Beijing, China wholly-owned subsidiary dormant, which is a legal entity status available under current China law. Under this legal entity status, operational activities cease for a time period not to exceed three years. By pursuing this entity status, we will initiate a project to suspend current operational activities, which are estimated to cease on or before December 31, 2024. Suspension activities include disposal and shipment of certain equipment in China, the termination of 2 employees and related benefit costs, and legal entity filing fees. In connection with this action, we estimate that we will incur certain one-time costs, primarily consisting of employee termination payments, as well as equipment disposal and shipment and legal filing fees. See “Note 2 – Summary of Significant Accounting Policies – Foreign Operations” above for additional information.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We believe the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements included in this Form 10-Q are appropriate.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	September 30,
	2024	2023	$ Change	% Change
Revenues	$1,859	$85	$1,774	NM
Cost of goods sold	1,308	61	$1,247	NM
Gross profit	551	24	$527	NM
Research and development	329	93	$236	253.8%
General and administrative	1,655	1,428	$227	15.9%
Operating Expenses	1,984	1,521	$463	30.4%
Other income, net	278	165	$113	68.5%
Net loss	$(1,155)	$(1,332)	$177	13.3%
Basic and diluted net income per common share	$(0.02)	$(0.03)	$0.01	33.3%

NM = Not meaningful

	For the Nine Months Ended
(in thousands, except per share data)	September 30,
	2024	2023	$ Change	% Change
Revenues	$3,006	$1,129	$1,877	166.3%
Cost of goods sold	1,976	870	$1,106	127.1%
Gross profit	1,030	259	$771	297.7%
Research and development	1,012	440	$572	130.0%
General and administrative	4,840	4,649	$191	4.1%
Operating Expenses	5,852	5,089	$763	15.0%
Other income, net	687	591	$96	16.2%
Net loss	$(4,135)	$(4,239)	$104	2.5%
Basic and diluted net income per common share	$(0.09)	$(0.11)	$0.02	18.2%

Revenues and Gross Profit

Consolidated revenues for the three months ended September 30, 2024 were $1,859 thousand compared to $85 thousand for the same period in 2023. Revenues for the three months ended September 30, 2024 were predominantly generated from our process burner product line by shipping multiple burners to a California refinery customer. Revenues for the three months ended September 30, 2023 were generated from a boiler burner order. Consolidated revenues for the nine months ended September 30, 2024 were $3,006 thousand compared to $1,129 thousand for the same period in 2023. Revenues for the nine months ended September 30, 2024 were predominantly generated from our process burner line by shipping multiple burners, performing engineering feasibility studies, and delivering spare parts, all of which constitute contractual performance obligations under ASC 606. Revenues for the nine months ended September 30, 2023 were generated predominantly from a burner performance test, engineering feasibility study, spare parts orders, and a boiler burner sale.

Gross profit increased by $527 thousand and $771 thousand, or 297.7%, for the three and nine months ended September 30, 2024, respectively, compared to the same time periods in 2023. The favorable increase in gross profit for the three months ended September 30, 2024 was predominantly due to higher revenues, as described above. The favorable increase in gross profit for the nine months ended September 30, 2024 was due to higher revenues and an increased profit margin, which increased by 11.3% and added an additional $340 thousand in profit compared to the same period in 2023. This favorable change in profit margin was predominantly driven by the shipment of our process burners during the nine months ended September 30, 2024, which was expected since the comparable period in 2023 included a low margin burner performance test.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses increased $236 thousand, or 253.8%, and $572 thousand, or 130.0%, for the three and nine months ended September 30, 2024, respectively, compared to the same time periods in 2023. This unfavorable year-over-year increase in R&D expenses was mainly driven by additional head count and related benefit costs of $69 thousand and $225 thousand for the three and nine months ended September 30, 2024, respectively, that did not exist in the comparable periods in 2023. In addition, we incurred an unfavorable additional year-over-year expense related to product development costs for our process burner product line for a total of $91 thousand and $234 thousand for the three and nine months ended September 30, 2024, respectively.

General and Administrative

G&A expenses increased by $227 thousand, or 15.9%, for the three months ended September 30, 2024, compared to the same time period in 2023. This unfavorable increase in G&A expenses is primarily attributed to a one-time non-recurring accrual estimate of $394 thousand related to the decision to suspend our China operations. These G&A expenses related to the suspension of our operations in China include severance and related benefit costs, the disposal and shipment of certain equipment in China, and legal entity filing fees. See “Note 2 – Summary of Significant Accounting Policies – Foreign Operations” and “Recent Developments – Suspension of Activities in China” above for additional information. This unfavorable increase in G&A expenses was partially offset by a decrease of $93 thousand in human capital and benefit costs primarily driven by the timing of employee departures and subsequent onboarding costs.

G&A expenses for the nine months ended September 30, 2024, increased by $191 thousand, or 4.1%, compared to the same period in 2023. This unfavorable increase in G&A expenses is primarily attributed to a one-time non-recurring accrual estimate of $394 thousand related to our decision to suspend our operations in China, as described above. The year-over-year increase in G&A expenses was partially offset by a decrease of $228 thousand in human capital and benefit costs, which was primarily driven by the timing of employee departures and subsequent onboarding costs.

Other Income, net

Other income, net increased by $113 thousand, or 68.5%, for the three months ended September 30, 2024, compared to the same period in 2023. The favorable increase is primarily due to $89 thousand increase in government assistance from our Department of Energy hydrogen burner development grant, and $61 thousand increase in interest income due to a higher cash balance during the nine months ended September 30, 2024, compared to the same period in 2023. The increase was partially offset by a decrease of $43 thousand in income from the sale of materials from the decommissioning of our Seattle office during the comparable period in 2023.

Other income, net increased $96 thousand, or 16.2%, for the nine months ended September 30, 2024, compared to the same period in 2023. This favorable increase was predominantly due to the $237 thousand increase in government assistance related to our Department of Energy hydrogen burner project. This year-over-year increase was partially offset by a $154 thousand decrease in income in connection with the decommissioning of our Seattle office during 2023, while we derived no income from this project during the comparable period in 2024.

Liquidity and Capital Resources

At September 30, 2024, our cash and cash equivalent balance totaled $14,486 thousand compared to $5,684 thousand at December 31, 2023, an increase of $8,802 thousand. The increase in cash and cash equivalent balance is primarily attributable to our public offering, concurrent private placement and the related SPV’s exercise of its participation right. See “Note 7 – Equity” for additional information.

At September 30, 2024, we had working capital of $13,851 thousand compared to $4,253 thousand at December 31, 2023. Our Annual Report on Form 10-K filed with the SEC on April 1, 2024, contained a “going concern” note, which raised substantial doubt about our ability to continue as a going concern. We believe that we have alleviated the substantial doubt following the consummation of the recent public offering, concurrent private placement and the related SPV’s exercise of its participation right. See “Note 7 – Equity” for additional information. Accordingly, we believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of September 30, 2024, approximately 21.3 million shares of our common stock are issuable upon exercise of the Warrants (as defined above), and we may receive up to $22.5 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. The Warrants require the warrant holder to tender cash upon exercise, with the exception of the Underwriter Warrants which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time-to-time fund future cash needs, but the volatility of our stock and the risk tolerance of warrant holders will play a key role in this type of funding.

Operating activities for the nine months ended September 30, 2024, resulted in cash outflows of $3,958 thousand, primarily due to the net loss of $4,135 thousand during such period, which was partially offset by a non-cash expense of $688 thousand. The decision to suspend our China operations increased accounts payable and accrued liabilities by $394 thousand during the three months ended September 30, 2024, which represents a one-time accrual estimate for the costs to prepare and place our Beijing China entity into a dormant state. See “Note 2 – Summary of Significant Accounting Policies – Foreign Operations” and “Recent Developments – Suspension of Activities in China” above for additional information. The change in contract liabilities during the nine months ended September 30, 2024 was predominantly impacted by our shipment of process burners during the three months ended September 30, 2024. See “Note 5 – Revenue, Contract Assets and Contract Liabilities” above for additional information.

Operating activities for the nine months ended September 30, 2023, resulted in cash outflows of $1,783 thousand, primarily due to the loss for the period of $4,239 thousand, offset with non-cash expenses of $678 thousand, and an increase of $1,554 thousand of contract liabilities, which represents payments from customers in advance of future project costs.

Investing activities for the nine months ended September 30, 2024, resulted in cash outflows of $177 thousand, which is primarily attributable to $159 thousand of disbursements for patents and other intangible assets.

Investing activities for the nine months ended September 30, 2023, resulted in cash inflows of $2,595 thousand, which is primarily attributable to the redemption $4,847 thousand of short-term held-to-maturity U.S. treasuries, partially offset by $2,162 thousand in purchases of the same type of investments.

Financing activities for the nine months ended September 30, 2024, resulted in cash inflows of $12,936 thousand, which is primarily attributable to the net proceeds received of $12,967 thousand from the issuance of securities in connection with the recent equity offerings (see “Note 7 – Equity” above for additional information).

Financing activities for the nine months ended September 30, 2023, resulted in cash outflows of $15 thousand due to disbursements for taxes paid related to vesting of employee restricted stock units.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 which we filed with the SEC on April 1, 2024. There are no material changes from the risk factors set forth in such prior filing, except as set forth below.

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

If we fail to comply with Nasdaq’s continued minimum closing bid requirements by April 28, 2025 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On May 2, 2024, the Staff notified us that we did not comply with the Bid Price Rule for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), during the 30 consecutive business day period beginning on March 20, 2024 and ending on May 1, 2024. We were granted 180 calendar days, or until October 29, 2024, to regain compliance with the Bid Price Rule.

On October 30, 2024, the Staff sent us a second letter granting our request for a 180-day extension, or until April 28, 2025, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and to qualify for continued listing on Nasdaq, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the 180-day extension. As part of our request for the 180-day extension, we notified Nasdaq that we intend to regain compliance with the Bid Price Rule by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule during the 180-day extension, our common stock will be subject to delisting by Nasdaq. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

There can be no assurance that we will be able to regain compliance with Nasdaq’s listing rules. If we are unable to regain compliance with the Bid Price Rule or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 24, 2024, we issued 3.8 thousand shares of common stock at a fair market value price per share of $0.81, the closing price of our common stock as reported on Nasdaq on November 16, 2023, the date of grant, and on August 24, 2024, we issued 25 thousand shares of common stock at a fair market value price per share of $0.7063, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group LLC (“Firm IR”). The 3.8 thousand shares were issued for services provided during the three months ended September 30, 2024. The 25 thousand shares were issued as a one-time discretionary payment for Firm IR’s services provided during our most recent equity offerings (see “Note 7 – Equity” above for additional information). These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Disclosure Pursuant to Item 5.02 of Current Report on Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 13, 2024, the Human Capital and Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of ClearSign Technologies Corporation (the “Company”) approved (i) an increase to Colin James Deller’s, the Company’s Chief Executive Officer, annual bonus target from up to 60% to up to 80% of his annual base salary; and (ii) an increase to Brent Hinds’, the Company’s Chief Financial Officer, base salary from $200,000 to $220,000, with such increases to be effective as of January 1, 2025. The Board ratified the Compensation Committee’s approval on the same date. Except as described herein, there were no further changes to Dr. Deller’s and Mr. Hinds’ employment agreements.

Item 6. Exhibit	EXHIBITS
Number		Document

3.1**

Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

3.2**

Certificate of Amendment, as filed with the Secretary of the State of Delaware on June 25, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

3.3**

Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

4.1**		Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.2**		Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.3**		Form of Private Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.4**		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).

4.5**	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.1+**	G. Todd Silva’s Offer Letter, effective as of August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Previously filed.

***Furnished herewith.

+Indicates an agreement with management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 14, 2024	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)