Form 10-Q
period 2025-03-31
ClearSign Technologies Corp
filed 2025-05-15
CIK 1434524

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the issuer has 52,422,532 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$12,866	$14,035
Accounts receivable	135	165
Contract assets	150	194
Prepaid expenses and other assets	344	454
Total current assets	13,495	14,848

Fixed assets, net	215	238
Patents and other intangible assets, net	824	830
Total Assets	$14,534	$15,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,167	$1,220
Current portion of lease liabilities	68	75
Accrued compensation and related taxes	274	671
Contract liabilities	887	73
Total current liabilities	2,396	2,039
Long Term Liabilities:
Long term lease liabilities	98	113
Total liabilities	2,494	2,152

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 52,422,532 and 50,285,509 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	113,148	112,796
Accumulated other comprehensive loss	(21)	(21)
Accumulated deficit	(101,092)	(99,016)
Total stockholders' equity	12,040	13,764

Total Liabilities and Stockholders' Equity	$14,534	$15,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$401	$1,102
Cost of goods sold	205	665
Gross profit	196	437

Operating expenses:
Research and development	447	281
General and administrative	2,006	1,408
Total operating expenses	2,453	1,689

Loss from operations	(2,257)	(1,252)

Other income, net:
Interest income	133	61
Government assistance	48	79
Other income, net	—	4
Total other income, net	181	144
Net loss	$(2,076)	$(1,108)

Net loss per share - basic and fully diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding - basic and fully diluted	54,995,981	38,848,098

Comprehensive loss:
Net loss	$(2,076)	$(1,108)
Foreign-exchange translation adjustments	—	(3)
Comprehensive loss	$(2,076)	$(1,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2024	50,286	$5	$112,796	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	81	—	45	—	—	45
Fair value of stock issued in payment of accrued compensation	326	—	279	—	—	279
Shares issued for services	4	—	4	—	—	4
Exercise of warrants	23	—	24	—	—	24
Exercise of prefunded warrants	1,703	—	—	—	—	—
Net loss	—	—	—	—	(2,076)	(2,076)
Balances at March 31, 2025	52,423	$5	$113,148	$(21)	$(101,092)	$12,040

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2023	38,687	$4	$98,922	$(17)	$(93,717)	$5,192
Share-based compensation, net of tax withholdings	45	—	51	—	—	51
Fair value of stock issued in payment of accrued compensation	307	—	326	—	—	326
Shares issued for services	4	—	3	—	—	3
Foreign-exchange translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1,108)	(1,108)
Balances at March 31, 2024	39,043	$4	$99,302	$(20)	$(94,825)	$4,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,076)	$(1,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4	3
Share-based compensation, net of tax withholdings	45	51
Depreciation and amortization	47	45
Right-of-use asset amortization	22	22
Change in operating assets and liabilities:
Contract assets	44	188
Accounts receivable	30	(282)
Prepaid expenses and other assets	110	1
Accounts payable, accrued liabilities, and lease liabilities	(33)	253
Accrued compensation and related taxes	(118)	(96)
Contract liabilities	814	(78)
Net cash used in operating activities	(1,111)	(1,001)

Cash flows from investing activities:
Acquisition of fixed assets	(4)	—
Disbursements for patents and other intangible assets	(37)	(34)
Net cash provided used in investing activities	(41)	(34)

Cash flows from financing activities:
Proceeds from exercise of warrants	24	—
Taxes paid related to vesting of restricted stock units	(41)	(22)
Net cash used in financing activities	(17)	(22)
Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net change in cash and cash equivalents	(1,169)	(1,060)
Cash and cash equivalents, beginning of period	14,035	5,684
Cash and cash equivalents, end of period	$12,866	$4,624

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$279	$326

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

The Company was originally incorporated in the State of Washington in 2008. During January 2022, the Company relocated its headquarters from Seattle, Washington to Tulsa, Oklahoma. Effective June 15, 2023, the Company changed its state of incorporation to Delaware. On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a wholly foreign owned enterprise in China – ClearSign Combustion (Beijing) Environmental Technologies Co., LTD. On August 22, 2024, the Company’s Board of Directors (the “Board”) authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The effective date of our dormancy filing was March 12, 2025.

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

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the three months ended March 31, 2025 and 2024. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of that date.

In the opinion of management, these condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three months ended March 31, 2025 and 2024, the Company received zero and $107 thousand, respectively, from these types of arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include assets amounting to approximately $93 thousand and $145 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $211 thousand has been paid as of March 31, 2025. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The dormancy filing became effective as of March 12, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 is effective for our reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-09 will have on the disclosures in our annual consolidated financial statements.

In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements. While ASU 2024-03 will impact only our disclosures and not our financial condition and results of operations, we are assessing when we will adopt the ASU 2024-03.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$103	$99
Leasehold improvements	43	43
	146	142
Accumulated depreciation and amortization	(90)	(85)
	56	57
Operating lease ROU assets, net	159	181
Total	$215	$238

Depreciation expense for the three months ended March 31, 2025 and 2024 was $5 thousand and $7 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During July 2024, the Company renewed its Beijing, China lease for 13 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right-of-use (“ROU”) asset and lease liability by $32 thousand during the year ended December 31, 2024.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The short-term lease expense was approximately $6 thousand and $5 thousand for the three months ended March 31, 2025 and 2024, respectively. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from less than twelve months to approximately three years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three months ended March 31, 2025 and 2024 was $24 thousand.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Operating lease ROU assets, net	$159	$181
Lease Liabilities:
Current lease liabilities	$68	$75
Long term lease liabilities	98	113
Total lease liabilities	$166	$188

Weighted average remaining lease term (in years):	2.4	2.6
Weighted average discount rate:	5.1%	5.3%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$25	$24

Minimum future payments under the Company’s operating lease liabilities as of March 31, 2025 are as follows:

(in thousands)

2025 (remaining)	$58
2026	67
2027	51
Total future lease payments	176
Less: imputed interest	(10)
$166

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Patents
Patents pending	$360	$346
Issued patents	1,056	1,034
	1,416	1,380
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,510	1,474
Accumulated amortization	(686)	(644)
	$824	$830

Amortization expense for the three months ended March 31, 2025 and 2024 was $42 thousand and $38 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2025 is as follows:

(in thousands)
2025 (remaining)	$120
2026	129
2027	106
2028	69
2029	30
Thereafter	2
$456

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three months ended March 31, 2025 and 2024, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

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

The Company recognized $401 thousand of revenues and $205 thousand of cost of goods sold during the three months ended March 31, 2025. The revenue and cost of goods sold predominantly relate to multiple spare parts orders for a single customer. Additionally, the Company successfully completed an engineering study referred herein as a

Computational Fluid Dynamic analysis (“CFD”), and sold a single boiler burner. These products and services constitute performance obligations.

The Company recognized $1,102 thousand of revenues and $665 thousand of cost of goods sold during the three months ended March 31, 2024. The revenue and cost of goods sold predominantly relate to the Company’s process burner product line. The Company delivered multiple burners in connection with a single customer order, successfully completed an engineering study and a CFD analysis, and fulfilled multiple spare parts orders. These products and services constitute performance obligations.

The Company had contract assets of $150 thousand and $194 thousand at March 31, 2025 and December 31, 2024, respectively. The Company had contract liabilities of $887 thousand and $73 thousand at March 31, 2025 and December 31, 2024, respectively. Of the $73 thousand contract liabilities balance at December 31, 2024, the Company recognized revenue of $23 thousand during the three months ended March 31, 2025.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Warranty liability at beginning of year	$471	$110
Accruals	33	478
Payments	(162)	(114)
Changes related to expirations and settlements	(24)	(3)
Warranty liability at end of period	$318	$471

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

The Company has an At-The-Market (“ATM”) program pursuant to a Sales Agreement with Virtu Americas LLC, as sales agent, dated December 23, 2020 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $8.7 million. On March 18, 2024, the Company filed a prospectus supplement suspending the ATM program. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect. During the three months ended March 31, 2025, the Company did not issue any shares of its common stock from the ATM program. As of March 31, 2025, the Company has cumulatively issued approximately 1.6 million shares of common stock under the ATM program, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

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

Warrants and Pre-Funded Warrants

The following table summarizes the activity and outstanding balance of our outstanding warrants and pre-funded warrants as of March 31, 2025, along with the associated weighted average exercise price and weighted average remaining life for such warrants and pre-funded warrants.

	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number	Wtd. Avg. Exercise Price (2)	Aggregate Intrinsic Value
Beginning Balance	21,295	$1.0535	4.74	$8,230	4,499	$0.0001	$6,478
Granted	—	—			—	—
Exercised	(23)	1.0500			(1,703)	0.0001
Forfeited/Expired	—	—			—	—
Outstanding at Period End	21,272	$1.0535	4.49	$—	2,796	$0.0001	$2,097

(1) Pre-funded warrants have no expiration date and only expire when exercised in full.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for details related to our outstanding warrants and pre-funded warrants.

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

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of common stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2025, the Board did not exercise their right to limit the automatic increase. Accordingly, the 2021 Plan share reserve increased by 400 thousand shares.

Ending balances for the 2021 Plan is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Outstanding options and restricted stock units	3,384	3,316
Reserved but unissued shares under the Plan	1,782	1,858
Reserved but unissued shares at end of period	5,166	5,174

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three months ended March 31, 2025 and 2024 totaled $20 thousand and $22 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	March 31,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2,452	$2.04	4.92	$496
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(55)	$2.56
Outstanding at end of period	2,397	$2.03	4.36	$11
Exercisable at end of period	1,872	$1.70	3.95	$11

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2025, there was $266 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options are ten years from the grant date.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black-Scholes valuation model, which resulted in $112 thousand. The compensation expense recognized for these awards for the three months ended March 31, 2025 and 2024 was $9 thousand. Total unrecognized compensation expense for these inducement options as of March 31, 2025 was $23 thousand.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

A summary of the Company’s inducement option activity and changes is as follows:

	March 31,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	491	$1.53	3.04	$119
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	—	$—
Outstanding at end of period	491	$1.53	2.80	$—
Exercisable at end of period	441	$1.60	3.04	$—

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting, and withholds shares from the employee’s award to cover the taxes payable. The Company accrued taxes for RSU share-based compensation of $8 thousand and $16 thousand for the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation expense for employee RSUs as of March 31, 2025 was $304 thousand.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” Total unrecognized compensation expense for director services as of March 31, 2025 was $658 thousand. Director compensation is earned on a quarterly basis with the target value of compensation set at $79 thousand per quarter, assuming four directors, one lead independent director, one chairperson for each committee and two committee members for each of the three committees.

A summary of the Company’s RSUs activity is as follows:

	March 31,
	2025
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life (in years) (1)
Nonvested at beginning of period	865	$0.99	0.88
Granted	281	$0.97
Vested	(121)	$0.91
Forfeited	(38)	$0.93
Nonvested at end of period	987	$0.99	1.61

1)	The weighted average contractual life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Share-based compensation expense	$32	$36
Weighted average value per share	$0.89	$0.93

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation. The awards are granted from the 2021 Plan.

	2025			2024
(in thousands, except per share data)	Number of Shares	Fair Value	Weighted Average per Share	Number of Shares	Fair Value	Weighted Average per Share
Fair value of stock payments in accrued compensation	326	$279	$0.85	307	$326	$1.06

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

The Consultant Plan activity is as follows:

March 31,
(in thousands)	2025
Reserved but unissued shares at beginning of period	264
Increases in the number of authorized shares	21
Grants	(4)
Reserved but unissued shares at end of period	281

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Share-based compensation expense	$4	$3
Weighted average value per share	$0.94	$0.81

Note 8 – Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC

260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2025, the Company included its outstanding pre-funded warrants in its computation of net loss per share. The pre-funded warrants were issued in April and June 2024 with an exercise price of $0.0001 per pre-funded warrant.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, as the result would be anti-dilutive:

	March 31,	March 31,
(in thousands)	2025	2024
Stock Options	2,888	3,250
Restricted Stock Units	987	857
Warrants	21,272	—
Total shares excluded from calculation	25,147	4,107

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

Note 10 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three months ended March 31, 2025 and 2024, the Company recognized $48 thousand in reimbursements from the DOE.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During three months ended March 31, 2025 and 2024, the Company recognized zero and $31 thousand in government assistance from this program, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our ability to successfully develop and implement our technologies and achieve profitability;
●	our limited operating history;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”);
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies, and pricing;
●	our ability to manufacture any products we design;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	the impact of global supply-chain constraints and the threat of, or implementation of, tariffs on imported or exported goods and materials may adversely affect our commercialization efforts and business operations;
●	our revenue has been highly concentrated among a small number or customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have incurred losses since inception totaling $101.1 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of March 31, 2025, we have raised approximately $105.3 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Special Committee of the Company’s Board of Directors

On February 10, 2025, the Company’s Board of Directors formed a special committee of all of its independent directors (the “Special Committee”) for the purpose of responding to, managing, and otherwise addressing attempts by several stockholders to submit director nomination notices in connection with the Company’s 2025 annual meeting of stockholders. Although several stockholders attempted to submit nomination notices, due to the circumstances of those notices, the Special Committee does not believe that any lawfully and qualifying stockholder nomination notice has been or can at this time be received in connection with the Company’s 2025 annual meeting of stockholders. The Special Committee’s engagement with certain stockholders who had attempted to deliver nomination notices in connection with the Company’s 2025 annual meeting of stockholders remains ongoing.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard: Transfer of Listing

On April 1, 2025, we received a letter (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days beginning on February 18, 2025, and ending on March 31, 2025, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until September 29, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180 day period. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The Notice does not result in the immediate delisting of our common stock from Nasdaq. We intend to monitor the closing bid price of our common stock and consider its available options in the event that the closing bid price of our common stock remains below $1 per share.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31,
	2025	2024	$ Change	% Change
Revenues	$401	$1,102	$(701)	(63.6)%
Cost of goods sold	205	665	$(460)	(69.2)%
Gross profit	196	437	$(241)	(55.1)%
Research and development	447	281	$166	59.1%
General and administrative	2,006	1,408	$598	42.5%
Operating expenses	2,453	1,689	$764	45.2%
Other income, net	181	144	$37	25.7%
Net loss	$(2,076)	$(1,108)	$(968)	(87.4)%
Basic and diluted net income per common share	$(0.04)	$(0.03)	$(0.01)	(33.3)%

Revenues and Gross Profit

Consolidated revenues for the three months ended March 31, 2025 and 2024 were $401 thousand and $1,102 thousand, respectively. Revenues decreased by $701 thousand, or 63.6%, during the three months ended March 31, 2025, as compared to the same period in 2024. Revenues for the three months ended March 31, 2025 were predominantly generated from spare parts orders related to our process burner product line and a CFD analysis. Revenues for the three months ended March 31, 2024, were predominantly generated from our process burner line, including shipping multiple process burners, executing consulting services, delivering spare parts related to orders from our California refinery customer and, for a different customer, successfully performing an engineering study and CFD analysis.

Gross profit decreased by $241 thousand, or 55.1%, for the three months ended March 31, 2025 compared to the same period in 2024. The unfavorable decrease in gross profit for the three months ended March 31, 2025 was predominantly due to lower revenues. Profit margin increased by 9.2% from 39.7% for the three months ended March 31, 2024, to 48.9% for the three months ended March 31, 2025, which impacted our gross profit by $37 thousand for such period. The favorable impact to profit margin was driven predominantly by our spare parts orders.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses increased $166 thousand, or 59.1%, for the three months ended March 31, 2025, as compared to the same period in 2024. This unfavorable increase in R&D expenses was predominantly due to a year-over-year increase in product development costs of $112 thousand related to our process burner product line.

General and Administrative

G&A expenses increased $598 thousand, or 42.5%, for the three months ended March 31, 2025, as compared to the same period in 2024. This unfavorable increase in G&A expenses was primarily due to an increase of $581 thousand in legal fees, including $131 thousand in legal fees pertaining to work performed in connection with a regulatory inquiry by the SEC into the trading of our securities in 2020 and the accrual of $450 thousand in legal fees pertaining to work performed for the Special Committee (see “Recent Developments – Special Committee of the Company’s Board of Directors” above for additional information).

Other Income, net

Other income was relatively unchanged for the three months ended March 31, 2025.

Liquidity and Capital Resources

At March 31, 2025, our cash and cash equivalents balance totaled $12,866 thousand compared to $14,035 thousand at December 31, 2024, a decrease of $1,169 thousand. The decrease in the cash and cash equivalents balance is primarily attributable to our net loss of $2,076 thousand, which was partially offset by our non-cash expenses of $118 thousand and an increase in contract liabilities of $814 thousand.

At March 31, 2025, our current assets were in excess of current liabilities resulting in working capital of $11,099 thousand as compared to $12,809 thousand at December 31, 2024. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers our operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of March 31, 2025, approximately 21.3 million shares of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.5 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. These warrants require the warrant holder to tender cash upon exercise, with the exception of the warrants issued to Public Ventures LLC as compensation for their services in connection with our public offering and concurrent private placement in April 2024, which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time-to-time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent in which we will be able to raise funds in this manner.

Operating activities for the three months ended March 31, 2025, resulted in cash outflows of $1,111 thousand, primarily due to the net loss of $2,076 thousand partially offset by non-cash expenses of $118 thousand and an increase in contract liabilities of $814 thousand during such period. The change in contract liabilities during the three months ended March 31, 2025, was impacted by customer collections for orders we have yet to complete.

Operating activities for the three months ended March 31, 2024, resulted in cash outflows of $1,001 thousand, primarily due to the net loss for the period of $1,108 thousand, partially offset with non-cash expense of $121 thousand.

Investing activities for the three months ended March 31, 2025, resulted in cash outflows of $41 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Investing activities for the three months ended March 31, 2024, resulted in cash outflows of $34 thousand, which is attributable to disbursements for patents and other intangible assets.

Financing activities for the three months ended March 31, 2025, resulted in cash outflows of $17 thousand, which is primarily attributable to $41 thousand of disbursements related to taxes paid for the vesting of employee restricted stock units, partially offset by $24 thousand in net proceeds received from the exercise of our warrants.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 which we filed with the SEC on March 31, 2025. There are no material changes from the risk factors set forth in such prior filing, except as set forth below.

If we fail to comply with Nasdaq’s continued minimum closing bid requirements by September 29, 2025 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. On April 1, 2025, the Staff notified us that we did not comply with the minimum bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), during the 30 consecutive business day period beginning on February 18, 2025, and ending March 31, 2025. We have been granted 180 calendar days, or until September 29, 2025, to regain compliance. In the event that we do not regain compliance within this 180 period, we may be eligible to seek an additional compliance period of 180 days if we meet certain requirements.

There can be no assurance that we will be able to regain compliance with Nasdaq’s listing rules. If we are unable to regain compliance with the minimum bid price requirement or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities.

We are subject to risks associated with proxy contests and other actions of activist stockholders.

On February 10, 2025, the Company’s board of directors formed the Special Committee for the purpose of responding to, managing, and otherwise addressing attempts by several stockholders to submit director nomination notices in connection with the Company’s 2025 annual meeting of stockholders. Although several stockholders attempted to submit nomination notices, due to the circumstances of those notices, the Special Committee does not believe that any lawfully and qualifying stockholder nomination notice has been or can at this time be received in connection with the Company’s 2025 annual meeting of stockholders. The Special Committee’s engagement with certain stockholders who had attempted to deliver nomination notices in connection with the Company’s 2025 annual meeting of stockholders remains ongoing.

Any legal challenges or other actions by stockholders could result in costly and time-consuming litigation, interfere with our ability to execute our business plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2025, we issued 3,750 shares of common stock at a fair market value price per share of $0.94, the closing price of our common stock as reported on Nasdaq on November 13, 2024, the date of grant, from our 2013 Consultant Stock Plan to our investor relations firm, Firm IR Group LLC (“Firm IR”). On November 13, 2024, the board of directors authorized issuance of 15,000 shares to be remitted in quarterly installments to Firm IR, 3,750 shares of which were issued during the three months ended March 31, 2025. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 15, 2025	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)