Form 10-K/A
period 2024-12-31
ClearSign Technologies Corp
filed 2025-05-28
CIK 1434524

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

As of May 28, 2025, the registrant has 52,422,532 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor name	BPM CPA LLP

Location	Santa Monica, CA

Auditor Firm ID	PCAOB: ID 207

Technologies Corporation

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment,” or this “report”) amends the Annual Report on Form 10-K for the year ended December 31, 2024 of ClearSign Technologies Corporation (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10-K”). The purpose of this Amendment is to amend “Item 14. Principal Accountant Fees and Services” of Part III of the Original Form 10-K to (i) correct the aggregate fees for professional audit services rendered by BPM CPA LLP (“BPM”), our independent registered public accounting firm, for the audit of the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023, respectively, and fees billed for other services rendered by BPM during those periods; and (ii) reflect in “Audit-Related Fees,” instead of “All Other Fees,” the fees incurred by the Company in connection with certain professional services rendered by BPM relating to certain equity offerings and the filing of proxy statements and registration statements with the SEC. In addition, pursuant to the rules of the SEC, “Item 15. Exhibits and Financial Statement Schedules” of Part III of the Original Form 10-K has been amended to provide currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included as Exhibits 31.1, 31.2 and 32.1 hereto.

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

	2024	2023
Audit Fees	$95,101	$84,500
Audit-Related Fees	67,557	40,665
Total	$162,658	$125,165

Audit Fees. “Audit Fees” are the aggregate fees of BPM attributable to professional services rendered in the fiscal years ended December 31, 2024 and 2023 for the audit of our annual consolidated financial statements, for review of condensed consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by BPM in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. “Audit-Related Fees” are attributable to customary agreed upon professional services in connection with our public offering and concurrent private placement in April 2024, “at the market” offering, the filing of registration statements on Form S-3 in August 2023 and Form S-8 in 2024 and 2023, and review of our proxy statements for the annual meetings held on 2024 and 2023.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The required pre-approval policies and procedures were complied with during 2024 and 2023.

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

(b) The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Amendment:

Exhibit No.	Description of Document
2.1**	Plan of Conversion, dated June 14, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
3.1**	Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
3.2**	Certificate of Amendment, as filed with the Secretary of the State of Delaware on June 26, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).
3.3**	Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
3.4**	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 14, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
3.5**	Articles of Conversion, as filed with the Secretary of State of the State of Washington on June 14, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).
4.1**	Description of Securities of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).
4.2**	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
4.3**	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
4.4**	Form of Private Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
4.5**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
4.6**	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
10.1+**	Form of Confidentiality and Proprietary Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2015).
10.2**	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).
10.3**	ClearSign Combustion Corporation 2013 Consultant Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2013).
10.4+**	Employment Agreement dated January 28, 2019 between the registrant and Colin James Deller (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2019).

10.5**	Stock Purchase Agreement dated July 12, 2018 between the registrant and clirSPV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2018).
10.6**	At-the-Market Sales Agreement, dated December 23, 2020, by and between ClearSign Technologies Corporation and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2020).
10.7+**	ClearSign Technologies Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A from the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 7, 2021).
10.8**	2021 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.9**	2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.10**	2021 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.11+**	Offer Letter dated October 18, 2021 by and between the Company and Brent Hinds (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021).
10.12**	Lease Agreement, entered into as of June 20, 2016, between Paradigm Realty Advisors, L.L.C. and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.13**	First Amendment to Lease, entered into as of July 29, 2019, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.14**	Second Amendment to Lease, entered into as of January 14, 2020, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).
10.15**	Purchase Right Waiver of clirSPV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2022).
10.16+**	Amendment to Employment Agreement between the Company and Colin James Deller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).
10.17**	Catharine de Lacy’s Offer Letter, dated February 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 24, 2023).
10.18+**	Amendment to Offer Letter between the Company and Brent Hinds, dated August 8, 2023 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).
10.19**	Form of Warrant Agency Agreement, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
10.20**	Securities Purchase Agreement, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
10.21**	Amendment to Securities Purchase Agreement, dated as of April 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
10.22+**	David M. Maley’s Offer Letter, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2024).
10.23**	Amendment to Warrant Agency Agreement, dated as of May 15, 2024, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1 filed with the Securities and Exchange Commission on May 20, 2024).
10.24**	Securities Purchase Agreement, dated June 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).
10.25**	Amendment to Securities Purchase Agreement, dated June 26, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).
10.26+**	G. Todd Silva’s Offer Letter, effective as of August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2024).
19**	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).
21**	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

23.1**	Consent of BPM CPA LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).
24.1**	Power of Attorney (incorporated by reference to the signature page of the Company’s Form 10-K filed with the Securities and Exchnage Commission on March 31, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Previously filed.

***Furnished herewith.

+Agreement with management or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 28, 2025	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: May 28, 2025	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 28, 2025	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 28, 2025	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 28, 2025	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Director

Date: May 28, 2025	/s/ Louis J. Basenese
Louis J. Basenese, Director

Date: May 28, 2025	*
Judith S. Schrecker, Director

Date: May 28, 2025	*
Catharine M. de Lacy, Director

Date: May 28, 2025	*
David M. Maley, Director

Date: May 28, 2025	*
G. Todd Silva, Director

Date: May 28, 2025	* /s/ Colin J. Deller
Colin J. Deller, Attorney-in-Fact