Form 10-Q
period 2025-06-30
ClearSign Technologies Corp
filed 2025-08-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 001-35521

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

As of August 6, 2025, the issuer has 52,426,282 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$12,339	$14,035
Accounts receivable	25	165
Contract assets	268	194
Prepaid expenses and other assets	550	454
Total current assets	13,182	14,848

Fixed assets, net	251	238
Patents and other intangible assets, net	798	830
Total Assets	$14,231	$15,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,556	$1,220
Current portion of lease liabilities	93	75
Accrued compensation and related taxes	378	671
Contract liabilities	1,675	73
Total current liabilities	3,702	2,039
Long Term Liabilities:
Long term lease liabilities	115	113
Total liabilities	3,817	2,152

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 52,426,282 and 50,285,509 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	113,202	112,796
Accumulated other comprehensive loss	(21)	(21)
Accumulated deficit	(102,772)	(99,016)
Total stockholders' equity	10,414	13,764

	$14,231	$15,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$133	$45	$534	$1,147
Cost of goods sold	78	3	283	668
Gross profit	55	42	251	479

Operating expenses:
Research and development	247	402	694	683
General and administrative	1,646	1,777	3,652	3,185
Total operating expenses	1,893	2,179	4,346	3,868

Loss from operations	(1,838)	(2,137)	(4,095)	(3,389)

Other income, net:
Interest income	115	77	248	138
Government assistance	43	185	91	264
Other income, net	—	3	—	7
Total other income, net	158	265	339	409
Net loss	$(1,680)	$(1,872)	$(3,756)	$(2,980)

Net loss per share - basic and fully diluted	$(0.03)	$(0.04)	$(0.07)	$(0.07)

Weighted average number of shares outstanding - basic and fully diluted	55,217,968	47,312,810	55,107,588	43,080,454

Comprehensive loss:
Net loss	$(1,680)	$(1,872)	$(3,756)	$(2,980)
Foreign-exchange translation adjustments	—	(1)	—	(4)
Comprehensive loss	$(1,680)	$(1,873)	$(3,756)	$(2,984)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2025 and 2024

(Unaudited)

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2024	50,286	$5	$112,796	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	81	—	45	—	—	45
Fair value of stock issued in payment of accrued compensation	326	—	279	—	—	279
Shares issued for services	4	—	4	—	—	4
Exercise of warrants	23	—	24	—	—	24
Exercise of prefunded warrants	1,703	—	—	—	—	—
Net loss	—	—	—	—	(2,076)	(2,076)
Balances at March 31, 2025	52,423	5	113,148	(21)	(101,092)	12,040

Share-based compensation, net of tax withholdings	—	—	51	—	—	51
Shares issued for services	3	—	3	—	—	3
Net loss	—	—	—	—	(1,680)	(1,680)
Balances at June 30, 2025	52,426	$5	$113,202	$(21)	$(102,772)	$10,414

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2025 and 2024

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

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,756)	$(2,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7	6
Share-based compensation, net of tax withholdings	96	382
Depreciation and amortization	98	91
Right-of-use asset amortization	44	43
Lease amendments	—	(3)
Change in operating assets and liabilities:
Contract assets	(75)	183
Accounts receivable	140	152
Prepaid expenses and other assets	(96)	(238)
Accounts payable, accrued liabilities, and lease liabilities	330	78
Accrued compensation and related taxes	(13)	52
Contract liabilities	1,603	(291)
Net cash used in operating activities	(1,622)	(2,525)

Cash flows from investing activities:
Acquisition of fixed assets	(4)	(18)
Disbursements for patents and other intangible assets	(53)	(99)
Net cash used in investing activities	(57)	(117)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	12,967
Proceeds from exercise of warrants	24	—
Taxes paid related to vesting of restricted stock units	(41)	(31)
Net cash provided by (used in) financing activities	(17)	12,936
Effect of exchange rate changes on cash and cash equivalents	—	(4)

Net change in cash and cash equivalents	(1,696)	10,290
Cash and cash equivalents, beginning of period	14,035	5,684
Cash and cash equivalents, end of period	$12,339	$15,974

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$279	$326
Non-cash impact of new lease	$68	$32

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

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the three and six months ended June 30, 2025 and 2024. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the three and six months ended June 30, 2025, the Company received no funds from these types of arrangements. During the three and six months ended June 30, 2024, the Company received zero and $107 thousand, respectively, from these types of arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets amounting to approximately $170 thousand and $145 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $211 thousand has been paid as of June 30, 2025. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The dormancy filing became effective as of March 12, 2025.

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

In May 2025, FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 is effective for our reporting period beginning January 1, 2027, with early adoption permitted.  We are currently assessing the impact that the adoption of ASU 2025-04 will have on the disclosures in our annual consolidated financial statements.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$103	$99
Leasehold improvements	43	43
	146	142
Accumulated depreciation and amortization	(97)	(85)
	49	57
Operating lease ROU assets, net	202	181
Total	$251	$238

Depreciation expense for the three and six months ended June 30, 2025 was $7 thousand and $12 thousand, respectively.

Depreciation expense for the three and six months ended June 30, 2024 was $4 thousand and $11 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During May 2025, the Company renewed its Beijing, China lease for 24 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right-of-use (“ROU”) asset and lease liability by $68 thousand during the six months ended June 30, 2025.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The short-term lease expense for the three and six months ended June 30, 2025 was approximately $5 thousand and $11 thousand, respectively. The short-term lease expense for the three and six months ended June 30, 2024 was approximately $5 thousand and $11 thousand, respectively. The Tulsa and Beijing leases are classified as operating leases, with remaining terms ranging from two years to approximately three years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand, in the aggregate. Operating lease costs for the three and six months ended June 30, 2025 was $25 thousand and $49 thousand, respectively. Operating lease costs for the three and six months ended June 30, 2024 was $24 thousand and $48 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Operating lease ROU assets, net	$202	$181
Lease Liabilities:
Current lease liabilities	$93	$75
Long term lease liabilities	115	113
Total lease liabilities	$208	$188

Weighted average remaining lease term (in years):	2.2	2.6
Weighted average discount rate:	4.4%	5.3%

Supplemental cash flow information related to operating leases is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$49	$49
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$68	$29
Change in operating lease ROU assets	$68	$32

Minimum future payments under the Company’s operating lease liabilities as of June 30, 2025 are as follows:

(in thousands)

2025 (remaining)	$50
2026	101
2027	68
Total future lease payments	219
Less: imputed interest	(11)
$208

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Patents
Patents pending	$377	$346
Issued patents	1,056	1,034
	1,433	1,380
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,527	1,474
Accumulated amortization	(729)	(644)
	$798	$830

Amortization expense for three and six months ended June 30, 2025 was $43 thousand and $85 thousand, respectively.

Amortization expense for three and six months ended June 30, 2024 was $42 thousand and $80 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2025 is as follows:

(in thousands)
2025 (remaining)	$75
2026	130
2027	106
2028	70
2029	30
Thereafter	2
$413

The amortization life for patents ranges between three to five years and trademark lives are set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three and six months ended June 30, 2025 and 2024, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

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

The Company recognized $133 thousand of revenues and $78 thousand of cost of goods sold during the three months ended June 30, 2025. The revenue and cost of goods sold relate to spare parts orders from multiple customers, and delivery of a boiler burner to a repeat customer. These products and services constitute performance obligations.

The Company recognized $534 thousand of revenues and $283 thousand of cost of goods sold during the six months ended June 30, 2025. The revenue and cost of goods sold predominantly relate to spare parts orders for multiple customers, sales of boiler burners to a single customer, and the successful completion of an engineering study referred herein as a Computational Fluid Dynamic analysis (“CFD”). These products and services constitute performance obligations.

The Company recognized $45 thousand of revenues and $3 thousand of cost of goods sold during the three months ended June 30, 2024. The revenue and cost of goods sold relate to the successful completion of engineering studies for a repeat customer. These products and services constitute performance obligations.

The Company recognized $1,147 thousand of revenues and $668 thousand of cost of goods sold during the six months ended June 30, 2024. The revenue and cost of goods sold relate predominantly to the Company’s process burner product line. The Company delivered multiple burners in connection with a single customer order, successfully completed engineering studies and a CFD analysis, and fulfilled multiple spare parts orders. These products and services constitute performance obligations.

The Company had contract assets of $268 thousand and $194 thousand at June 30, 2025 and December 31, 2024, respectively. The Company had contract liabilities of $1,675 thousand and $73 thousand at June 30, 2025 and December 31, 2024, respectively. Of the $73 thousand contract liabilities balance at December 31, 2024, the Company recognized revenue of $10 thousand and $33 thousand during the three and six months ended June 30, 2025, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Warranty liability at beginning of year	$471	$110
Accruals	46	478
Payments	(162)	(114)
Changes related to expirations and settlements	(24)	(3)
Warranty liability at end of period	$331	$471

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

The Company has an At-The-Market (“ATM”) program pursuant to an ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, dated July 17, 2025 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $10.39 million. We previously had an ATM program with Virtu Americas LLC (the “Virtu ATM”), which was terminated effective as of July 12, 2025. As of June 30, 2025, we cumulatively issued approximately 1.6 million shares of common stock under the Virtu ATM, at an average price of $3.84 per share. Gross proceeds totaled approximately $6.1 million and net cash proceeds was approximately $5.9 million.

The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under our “shelf” registration statement on Form S-3, including through the ATM program with Wainwright or other securities offerings.

Warrants and Pre-Funded Warrants

The following table summarizes the activity and outstanding balance of our outstanding warrants and pre-funded warrants as of June 30, 2025, along with the associated weighted average exercise price and weighted average remaining life for such warrants and pre-funded warrants.

	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Beginning Balance	21,295	$1.0535	4.74	$8,230	4,499	$0.0001	$6,478
Granted	—	—			—	—
Exercised	(23)	1.0500			(1,703)	0.0001
Forfeited/Expired	—	—			—	—
Outstanding at Period End	21,272	$1.0535	4.24	$—	2,796	$0.0001	$1,565

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

Ending balances for the 2021 Plan is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Outstanding options and restricted stock units	3,474	3,316
Reserved but unissued shares under the Plan	1,692	1,858
Reserved but unissued shares at end of period	5,166	5,174

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

As permitted by SEC Staff Accounting Bulletin 107, management utilized the simplified approach to estimate the expected term of the options, which represents the period of time that options granted are expected to be outstanding. Expected volatility has been determined through the Company’s historical stock price volatility. The Company has not made an estimate of forfeitures at the time of the grant, but rather accounts for forfeitures at the time they occur. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and six months ended June 30, 2025 totaled $17 thousand and $38 thousand, respectively. Compensation expense associated with stock option awards for the three and six months ended June 30, 2024 totaled $28 thousand and $50 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	June 30,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2,452	$2.04	4.92	$496
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(55)	$2.56
Outstanding at end of period	2,397	$2.03	4.18	$—
Exercisable at end of period	1,872	$1.70	3.78	$—

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At June 30, 2025, there was $249 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options are ten years from the grant date.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these options were estimated on the grant date using the Black-Scholes valuation model, which resulted in $112 thousand. The compensation expense recognized for these awards for the three and six months ended June 30, 2025 was $9 thousand and $18 thousand, respectively. The compensation expense recognized for these awards for the three and six months ended June 30, 2024 was $10 thousand and $19 thousand, respectively. Total unrecognized compensation expense for these inducement options as of June 30, 2025 was $13 thousand.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

A summary of the Company’s inducement option activity and changes is as follows:

	June 30,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	491	$1.53	3.04	$119
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	—	$—
Outstanding at end of period	491	$1.53	2.55	$—
Exercisable at end of period	441	$1.60	2.79	$—

Restricted Stock Units

The Company awards employees and directors restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted from the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting, and withholds shares from the employee’s award to cover the taxes payable. The Company accrued taxes for RSU share-based compensation of $18 thousand and $29 thousand for the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation expense for employee RSUs as of June 30, 2025 was $266 thousand.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur, which is in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” Total unrecognized compensation expense for director services as of June 30, 2025 was $743 thousand. Director compensation is earned on a quarterly basis with the target value of compensation set at approximately $75 thousand per quarter, assuming five directors, one chairperson for each committee and two committee members for each of the three committees. As of June 30, 2025, we had seven directors.

On May 27, 2025, David M. Maley notified the Company that he would not stand for re-election as a director of the Company upon the expiration of his current term, which expired at the Company’s 2025 annual meeting of stockholders held on July 25, 2025. In addition, Judith S. Schrecker and Catharine M. de Lacy both resigned from the Board and its committees effective as of August 4, 2025.

A summary of the Company’s RSUs activity is as follows:

	June 30,
	2025
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life (in years) (1)
Nonvested at beginning of year	865	$0.99	0.88
Granted	393	$0.91
Vested	(121)	$0.91
Forfeited	(60)	$0.92
Nonvested at end of period	1,077	$0.97	1.36

1)	The weighted average contractual life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Share-based compensation expense	$34	$306	$66	$342
Weighted average value per share	$0.89	$1.36	$0.89	$1.32

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

Consultant Stock Plan

The Company’s 2013 Consultant Stock Plan (the “Consultant Plan”) provides for the granting of shares of common stock to consultants who provide services related to capital raising, investor relations, and making a market in or promoting the Company’s securities. The Company’s officers, employees, and Board members are not entitled to receive grants from the Consultant Plan. The Compensation Committee is authorized to administer the Consultant Plan and establish the grant terms. The Consultant Plan provides for quarterly increases in the available number of authorized shares equal to the lesser of 1% of any new shares issued by the Company during the quarter immediately prior to the adjustment date or such lesser amount as the Board shall determine.

The Consultant Plan activity is as follows:

June 30,
(in thousands)	2025
Reserved but unissued shares at beginning of period	264
Increases in the number of authorized shares	21
Grants	(7)
Reserved but unissued shares at end of period	278

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Share-based compensation expense	$3	$3	$7	$6
Weighted average value per share	$0.94	$0.81	$0.94	$0.81

Note 8 – Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2025 and 2024, the Company included its outstanding pre-funded warrants in its computation of net loss per share. The pre-funded warrants were issued in April and June 2024 and are each exercisable into one share of common stock at an exercise price of $0.0001 per share.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as the result would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2025	2024
Stock Options	2,888	3,148
Restricted Stock Units	1,077	682
Warrants	21,272	21,319
Total shares excluded from calculation	25,237	25,149

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

Note 10 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and six months ended June 30, 2025, the Company recognized $43 thousand and $91 thousand in reimbursements from the DOE, respectively. During the three and six months ended June 30, 2024, the Company recognized $168 thousand and $216 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During three and six months ended June 30, 2025, the Company did not receive any funds from this program. During three and six months ended June 30, 2024, the Company recognized $16 thousand and $47 thousand in government assistance from this program, respectively.

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

We have incurred losses since inception totaling $102.8 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of June 30, 2025, we have raised approximately $105.3 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Our costs include employee salaries and benefits, compensation paid to consultants, materials and supplies for prototype development and manufacture, costs associated with development activities including materials, sub-contractors, travel and administration, legal and accounting expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly traded technology company. We currently have 17 full-time employees. Because using third party expertise and resources is more efficient than maintaining full time resources, we also expect to incur ongoing consulting expenses related to technology development and some administrative, sales and legal functions commensurate with our current level of activities.

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

Recent Developments

Special Committee of the Board of Directors

On February 10, 2025, the Company’s board of directors (the “Board”) formed a special committee of all of its then serving independent directors (the “Special Committee”) to review and analyze purported director nominations by certain of our stockholders, and non-stockholders, in connection with the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), and to manage communications and to negotiate and agree settlements with such purported nominating individuals. The Special Committee entered into that certain Cooperation Agreement, dated May 22, 2025, between us and Anthony DiGiandomenico (the “DiGiandomenico Cooperation Agreement”), and that certain Cooperation Agreement, dated May 22, 2025, between us and Richard Clarkson (the “Clarkson Cooperation Agreement,” and together with the DiGiandomenico Cooperation Agreement, the “Cooperation Agreements”), which agreements required, among other things, the appointment of Mr. DiGiandomenico and Louis J. Basenese to the Board. Following the 2025 Annual Meeting, the Special Committee was dissolved.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

Stockholder Cooperation Agreements

On May 22, 2025, we entered into the Clarkson Cooperation Agreement with Mr. Clarkson (collectively with his affiliates and associates, the “Clarkson Parties”) and the DiGiandomenico Cooperation Agreement with Mr. DiGiandomenico (collectively with his affiliates and associates, the “DiGiandomenico Parties”).

Pursuant to the Cooperation Agreements, the Clarkson Parties, in connection with the Clarkson Cooperation Agreement, and the DiGiandomenico Parties, in connection with the DiGiandomenico Cooperation Agreement, each, among other things, (a) acknowledged the irrevocable withdrawal of letters they previously delivered to the Company purporting to notify the Company of intent to nominate a director for election to the Board at the 2025 Annual Meeting, and (b) agreed to irrevocably withdraw all outstanding materials and purported notices submitted to the Company, and cease all solicitation efforts and other activities, in connection with or related thereto.

Pursuant to the Cooperation Agreements, the Board increased its size from five to seven directors, appointed Messrs. Basenese and DiGiandomenico (each, a “New Director” and together, the “New Directors”) to the Board, and nominated each New Director as a candidate for election to the Board at the 2025 Annual Meeting.

From the Effective Date until the earlier of (x) the date immediately following the conclusion of the Company’s 2026 annual meeting of stockholders and (y) the occurrence of a Change of Control transaction (as defined in the Cooperation Agreements) (together, such term lengths of the Cooperation Agreements, the “Term”), the Clarkson Parties and the DiGiandomenico Parties have agreed to vote all Voting Securities (as defined in the Cooperation Agreements) beneficially owned by them at all meetings of the Company’s stockholders, or to execute a consent with respect to such

Voting Securities, in accordance with the Board’s recommendations on all proposals submitted to stockholders, except that the Clarkson Parties and the DiGiandomenico Parties may vote in their discretion on any proposal of the Company in respect of any Extraordinary Transaction (as defined in the Cooperation Agreements). The Clarkson Parties and the DiGiandomenico Parties have also agreed to certain customary standstill provisions during the Term, prohibiting them from, among other things, (i) soliciting proxies, (ii) communicating with stockholders of the Company pursuant to Rule 14a-1(l)(2)(iv) under the Exchange Act, (iii) taking public actions to change or influence the Board, management or the direction of certain Company matters, and (iv) acquiring an aggregate beneficial ownership of more than 3.5% of the outstanding shares of the Company’s common stock or Voting Securities.

During the Term, the Company and the Clarkson Parties and the DiGiandomenico Parties, as applicable, have agreed that they will not disparage each other and that they will not threaten, initiate, encourage or pursue, alone or in concert with others, or knowingly assist any other person to threaten, initiate, encourage or pursue, any lawsuit, claim, or proceeding with respect to any claims against the Company or a Clarkson Party or DiGiandomenico Party, as applicable, except for any legal proceeding initiated solely to remedy a breach of or to enforce the Cooperation Agreements. The Clarkson Parties and the DiGiandomenico Parties have also granted the Company a general release from any claims arising on or prior to the date of the applicable Cooperation Agreement, subject to limited exceptions.

Termination of At The Market Agreement with Virtu

Effective as of July 12, 2025, we terminated its At-the-Market Sales Agreement (the “Virtu ATM Agreement”), dated as of December 23, 2020, that we entered into with Virtu Americas LLC (“Virtu”). Pursuant to the Virtu ATM Agreement, we could offer and sell, from time to time, through or to Virtu, shares of our common stock having an aggregate offering price of up to $8,700,000.

At The Market Agreement with H.C. Wainwright

On July 17, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). In accordance with the terms of the ATM Agreement, we may offer and sell from time to time through Wainwright, acting as sales agent, shares of our common stock having an aggregate offering price of up to $10,390,000 (the “Placement Shares”). The Placement Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-288736) filed with the Securities and Exchange Commission on July 17, 2025 (the “Registration Statement”) and the prospectus relating to the offer and sale of the Placement Shares that forms a part of the Registration Statement, which was declared effective on July 28, 2025.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On August 8, 2025, we received a notice (the “Second Notice”) from Nasdaq’s Listing Qualifications Department stating that we are not in compliance with the board of directors independence requirement set forth in Nasdaq Listing Rule 5605(b)(1) and the audit committee composition requirement set forth in Nasdaq Listing Rule 5605(c)(2)(A) (collectively, the “Nasdaq Composition Requirements”) due to the resignations of Catharine M. de Lacy and Judith S. Schrecker from the Board on August 4, 2026.

Specifically, when the Second Notice was issued, the Board did not have a majority of directors that would be considered “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2), and the Audit and Risk Committee of the Board (the “Audit Committee”) consisted of only two independent directors, rather than the minimum three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A).

We intend to regain compliance with the Nasdaq Composition Requirements by appointing a new director to the Board and Audit Committee who meets the independence requirements under Nasdaq rules and Rule 10A-3(b)(1) under the Exchange Act. Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided us a cure period in order to regain compliance with the Nasdaq Composition Requirements (i) until the earlier of our next annual meeting of stockholders or one year from the resignation of Mss. de Lacy and Schrecker, or August 4, 2026, or (ii) if our next annual meeting of stockholders is held before February 2, 2026, then no later than February 2, 2026.

The Second Notice has no immediate effect on the listing of our common stock on Nasdaq.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	June 30,
	2025	2024	$ Change	% Change
Revenues	$133	$45	$88	NM
Cost of goods sold	78	3	$75	NM
Gross profit	55	42	$13	31.0%
Research and development	247	402	$(155)	(38.6)%
General and administrative	1,646	1,777	$(131)	(7.4)%
Operating expenses	1,893	2,179	$(286)	(13.1)%
Other income, net	158	265	$(107)	(40.4)%
Net loss	$(1,680)	$(1,872)	$192	10.3%
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$0.01	25.0%

NM = Not meaningful

	For the Six Months Ended
(in thousands, except per share data)	June 30,
	2025	2024	$ Change	% Change
Revenues	$534	$1,147	$(613)	(53.4)%
Cost of goods sold	283	668	$(385)	(57.6)%
Gross profit	251	479	$(228)	(47.6)%
Research and development	694	683	$11	1.6%
General and administrative	3,652	3,185	$467	14.7%
Operating expenses	4,346	3,868	$478	12.4%
Other income, net	339	409	$(70)	(17.1)%
Net loss	$(3,756)	$(2,980)	$(776)	(26.0)%
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$-	-%

Revenues and Gross Profit

Consolidated revenues for the three months ended June 30, 2025 were $133 thousand compared to $45 thousand for the same period in 2024, and were predominantly generated by delivering spare parts orders to multiple customers and a boiler burner order to a repeat customer. Revenues for the three months ended June 30, 2024 were predominantly related to engineering services provided to customers as part of our contractual performance obligations.

Consolidated revenues for the six months ended June 30, 2025 were $534 thousand compared to $1,147 thousand for the same period in 2024, and were predominantly generated by delivering spare parts orders to multiple customers, delivering a boiler burner to a repeat customer, and successfully completing multiple CFD analyses. Revenues for the six months ended June 30, 2024 were predominantly generated from our process burner line. Specifically, we shipped multiple process burners, executed consulting services, and delivered spare parts related to orders from our California refinery customer. For a different customer, an engineering study and CFD analysis was successfully accepted by the customer, which analysis satisfied a contractual performance obligation for this customer.

Gross profit increased by $13 thousand, or 31.0%, and decreased by $228 thousand, or 47.6%, for the three and six months ended June 30, 2025, respectively, as compared to the same time periods in 2024. The favorable increase in gross profit for the three months ended June 30, 2025 was predominantly due to higher revenues during the three months ended June 30, 2025. This increase was partially offset by a $69 thousand decrease in profit margin, which was predominantly due to the lower profit margin of delivering spare parts in the three months ended June 30, 2025, compared to the profit margin of engineering services that we provided in the same period in 2024. During the six months ended June 30, 2025, our unfavorable decrease in gross profit was predominantly due to lower revenues.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses decreased $155 thousand, or 38.6%, and increased $11 thousand, or 1.6%, for the three and six months ended June 30, 2025, respectively, as compared to the same time periods in 2024. The favorable decrease in R&D expenses during the three months ended June 30, 2025 was predominantly driven by a year-over-year decrease in product development costs of $168 thousand related to our process burner product line. R&D expenses during the six months ended June 30, 2025 remained relatively consistent year-over-year.

General and Administrative

G&A expenses decreased $131 thousand, or 7.4%, for the three months ended June 30, 2025, as compared to the same time period in 2024. We experienced year-over-year savings of $260 thousand related to the vesting of restricted stock units triggered by the departure of a member of our Board during the three months ended June 30, 2024, which did not occur during the same period in 2025. Our labor and overhead expenses also decreased by $105 thousand during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to certain contract work we performed to one of our U.S. Gulf Coast refinery customers during the three months ended June 30, 2025. These labor and overhead costs were capitalized onto the unaudited condensed consolidated balance sheet within our “Contract Assets” account and will be released to “Cost of Goods Sold” when we recognize revenue for this customer order. Decreases in G&A expenses for the three months ended June 30, 2025 were partially offset by an increase in expenses related to an accrual for legal fees of $300 thousand pertaining to work performed for the Special Committee (see “Recent Developments – Special Committee of the Board of Directors” above for additional information), and an accrual of $22 thousand for the reimbursement of certain legal fees incurred by the Clarkson Parties and DiGiandomenico Parties (each as defined above) in connection with the Cooperation Agreements (as defined above) they entered into with us (see “Recent Developments – Stockholder Cooperation Agreements” above for additional information).

G&A expenses for the six months ended June 30, 2025, increased by $467 thousand, or 14.7%, compared to the same period in 2024. This unfavorable increase in G&A expenses was primarily due to an increase of $903 thousand in legal fees, including (i) $131 thousand in legal fees pertaining to work performed in connection with a regulatory inquiry by the SEC into the trading of our securities in 2020; (ii) an accrual of $750 thousand in legal fees pertaining to work performed for the Special Committee (see “Recent Developments – Special Committee of the Board of Directors” above for additional information); and (iii) an accrual of $22 thousand for the reimbursement of certain legal fees incurred by the Clarkson Parties and DiGiandomenico Parties in connection with the Cooperation Agreements they entered into with us (see “Recent Developments – Stockholder Cooperation Agreements” above for additional information). Increases in G&A expenses for the six months ended June 30, 2025 were partially offset by decreases of $260 thousand related to the vesting of restricted stock units that did not occur compared to the same period in 2024 and $105 thousand for labor and overhead expenses as described in the above paragraph.

Other Income, Net

Other income, net decreased by $107 thousand, or 40.4%, for the three months ending June 30, 2025, as compared to the same period in 2024. The unfavorable decrease is primarily due to $125 thousand decrease in government assistance from our Department of Energy hydrogen burner development grant. The decrease in grant funding is primarily the result of the timing related to scheduling the burner test facility, which caused a delay in our development activities. The decrease in other income, net for the three months ended June 30, 2025 was partially offset by an increase of $38 thousand in interest income driven by our year-over-year cash position.

Other income, net for the six months ended June 30, 2025 was relatively unchanged compared to the same time period in 2024.

Liquidity and Capital Resources

At June 30, 2025, our cash and cash equivalents balance totaled $12,339 thousand compared to $14,035 thousand at December 31, 2024, a decrease of $1,696 thousand. The decrease in cash and cash equivalent balance is primarily attributable to our net loss of $3,756 thousand which was partially offset by our non-cash expenses of $245 thousand and an increase in contract liabilities of $1,603 thousand.

At June 30, 2025, our current assets were in excess of current liabilities resulting in working capital of $9,480 thousand as compared to $12,809 thousand at December 31, 2024. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers our operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of June 30, 2025, approximately 21.3 million shares of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.5 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. These warrants require the warrant holder to tender cash upon exercise, with the exception of the warrants issued to Public Ventures LLC as compensation for their services in connection with our public offering and concurrent private placement in April 2024, which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time-to-time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent in which we will be able to raise funds in this manner.

Operating activities for the six months ended June 30, 2025, resulted in cash outflows of $1,622 thousand, primarily due to the net loss of $3,756 thousand partially offset by non-cash expenses of $245 thousand and an increase in contract liabilities of $1,603 thousand during such period. The change in contract liabilities during the six months ended June 30, 2025, was impacted by customer collections for orders we have yet to complete

Operating activities for the six months ended June 30, 2024, resulted in cash outflows of $2,525 thousand, primarily due to the net loss for the period of $2,980 thousand, offset with non-cash expense of $519 thousand.

Investing activities for the six months ended June 30, 2025, resulted in cash outflows of $57 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Investing activities for the six months ended June 30, 2024, resulted in cash outflows of $117 thousand, which is primarily attributable to $99 thousand of disbursements for patents and other intangible assets.

Financing activities for the six months ended June 30, 2025, resulted in cash outflows of $17 thousand, which is primarily attributable to $41 thousand of disbursements related to taxes paid for the vesting of certain employee restricted stock units, partially offset by $24 thousand in net proceeds received from the exercise of our warrants.

Financing activities for the six months ended June 30, 2024, resulted in cash inflows of $12,936 thousand, which is primarily attributable to the issuance of securities in connection with our public offering and concurrent private placement in April 2024, offset by $31 thousand in disbursements for taxes paid related to vesting of employee restricted stock units.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by the number of authorized shares of common stock currently available for issuance.

We have authority to issue a total of 87,500,000 shares of common stock, of which 52,426,282 shares of common stock have been issued and approximately 30,000,000 shares of common stock are reserved for issuance in connection with certain securities issued under our equity incentive plans and other outstanding securities, including stock options and warrants.

We have historically financed our operations primarily through issuances of equity securities. With the limited shares of common stock presently available for issuance, our ability to secure additional financing through the sale of common stock, to the extent needed, is limited. Absent an increase in the shares of common stock authorized to be issued under our certificate of incorporation, we will be limited to other financing structures in the event additional financing is required. Such alternative structures may be less favorable or unavailable in which case we may be forced to forego opportunities or required to downsize operations due to lack of funding.

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

On February 10, 2025, the Board formed the Special Committee to review and analyze purported director nominations by certain of our stockholders, and non-stockholders, in connection with our 2025 Annual Meeting, and to manage communications and to negotiate and agree settlements with such purported nominating individuals. On May 22, 2025, the Special Committee entered into the Cooperation Agreements, which agreements required, among other things, the appointment of Messrs. DiGiandomenico and Basenese to the Board. Following the 2025 Annual Meeting, the Special Committee was dissolved.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2024, the Board authorized issuance of 15,000 shares to be remitted in quarterly installments to our investor relations firm, Firm IR Group LLC (“Firm IR”), for services rendered by them, pursuant to our 2013 Consultant Stock Plan. On June 30, 2025, we issued 3,750 shares of common stock to Firm IR at a fair market value price per share of $0.94, the closing price of our common stock as reported on Nasdaq on November 13, 2024, the date of grant. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibit	EXHIBITS
Number		Document

3.1

Certificate of Incorporation of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

3.2

Certificate of Amendment, as filed with the Secretary of the State of Delaware on June 25, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

3.3

Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

4.1		Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.2		Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.3		Form of Private Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

4.4		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).

4.5		Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.1

Cooperation Agreement, dated May 22, 2025, by and between ClearSign Technologies Corporation and Richard D. Clarkson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.2

Cooperation Agreement, dated May 22, 2025, by and between ClearSign Technologies Corporation and Anthony DiGiandomenico (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.3+		Louis J. Basenese’s Offer Letter, effective as of May 22, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.4+

Anthony DiGiandomenico’s Offer Letter, effective as of May 22, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

31.1*		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

+ Agreement with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 14, 2025	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)