Form 10-Q
period 2025-09-30
ClearSign Technologies Corp
filed 2025-11-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the issuer has 53,273,405 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$10,488	$14,035
Accounts receivable	324	165
Contract assets	514	194
Prepaid expenses and other assets	420	454
Total current assets	11,746	14,848

Fixed assets, net	223	238
Patents and other intangible assets, net	778	830
Total Assets	$12,747	$15,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,983	$1,220
Current portion of lease liabilities	94	75
Accrued compensation and related taxes	353	671
Contract liabilities	1,148	73
Total current liabilities	3,578	2,039
Long Term Liabilities:
Long term lease liabilities	91	113
Total liabilities	3,669	2,152

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 52,517,048 and 50,285,509 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	113,294	112,796
Accumulated other comprehensive loss	(20)	(21)
Accumulated deficit	(104,201)	(99,016)
Total stockholders' equity	9,078	13,764

	$12,747	$15,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,029	$1,859	$1,563	$3,006
Cost of goods sold	661	1,308	944	1,976
Gross profit	368	551	619	1,030

Operating expenses:
Research and development	310	329	1,004	1,012
General and administrative	1,808	1,655	5,460	4,840
Total operating expenses	2,118	1,984	6,464	5,852

Loss from operations	(1,750)	(1,433)	(5,845)	(4,822)

Other income, net:
Interest income	105	146	353	284
Government assistance	216	131	307	395
Other income, net	—	1	—	8
Total other income, net	321	278	660	687
Net loss	$(1,429)	$(1,155)	$(5,185)	$(4,135)

Net loss per share - basic and fully diluted	$(0.03)	$(0.02)	$(0.09)	$(0.09)

Weighted average number of shares outstanding - basic and fully diluted	55,744,062	54,714,910	55,322,077	46,986,914

Comprehensive loss:
Net loss	$(1,429)	$(1,155)	$(5,185)	$(4,135)
Foreign-exchange translation adjustments	1	5	1	1
Comprehensive loss	$(1,428)	$(1,150)	$(5,184)	$(4,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2024	50,286	$5	$112,796	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	81	—	45	—	—	45
Fair value of stock issued in payment of accrued compensation	326	—	279	—	—	279
Shares issued for services	4	—	4	—	—	4
Exercise of warrants	23	—	24	—	—	24
Exercise of prefunded warrants	1,703	—	—	—	—	—
Net loss	—	—	—	—	(2,076)	(2,076)
Balances at March 31, 2025	52,423	5	113,148	(21)	(101,092)	12,040

Share-based compensation, net of tax withholdings	—	—	51	—	—	51
Shares issued for services	3	—	3	—	—	3
Net loss	—	—	—	—	(1,680)	(1,680)
Balances at June 30, 2025	52,426	5	113,202	(21)	(102,772)	10,414

Share-based compensation, net of tax withholdings	—	—	38	—	—	38
Shares issued for services	91	—	54	—	—	54
Foreign-exchange translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(1,429)	(1,429)
Balances at September 30, 2025	52,517	$5	$113,294	$(20)	$(104,201)	$9,078

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Nine Months Ended September 30, 2025 and 2024

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

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,185)	$(4,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	61	26
Share-based compensation, net of tax withholdings	863	446
Depreciation and amortization	145	138
Impairment of intangible assets	—	17
Right-of-use asset amortization	66	64
Lease amendments	—	(3)
Change in operating assets and liabilities:
Contract assets	(320)	39
Accounts receivable	(159)	(462)
Prepaid expenses and other assets	34	(260)
Accounts payable, accrued liabilities, and lease liabilities	6	1,091
Accrued compensation and related taxes	(39)	23
Contract liabilities	1,075	(942)
Net cash used in operating activities	(3,453)	(3,958)

Cash flows from investing activities:
Acquisition of fixed assets	(4)	(18)
Disbursements for patents and other intangible assets	(74)	(159)
Net cash used in investing activities	(78)	(177)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	12,967
Proceeds from exercise of warrants	24	—
Taxes paid related to vesting of restricted stock units	(41)	(31)
Net cash provided by (used in) financing activities	(17)	12,936
Effect of exchange rate changes on cash and cash equivalents	1	1

Net change in cash and cash equivalents	(3,547)	8,802
Cash and cash equivalents, beginning of period	14,035	5,684
Cash and cash equivalents, end of period	$10,488	$14,486

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$279	$326
Non-cash impact of new lease	$68	$32

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

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the three and nine months ended September 30, 2025 and 2024. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing and/or collaborative projects. During the three and nine months ended September 30, 2025, the Company received no funds from these types of arrangements. During the three and nine months ended September 30, 2024, the Company received $28 thousand and $135 thousand, respectively, from these types of arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets amounting to approximately $145 thousand and $145 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, $211 thousand of which has been paid as of September 30, 2025. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The dormancy filing became effective as of March 12, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Revenue from Contracts with Customers (“ASC 606”). The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the consolidated financial statements and related disclosures.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$103	$99
Leasehold improvements	43	43
	146	142
Accumulated depreciation and amortization	(103)	(85)
	43	57
Operating lease ROU assets, net	180	181
Total	$223	$238

Depreciation expense for the three and nine months ended September 30, 2025 was $7 thousand and $19 thousand, respectively.

Depreciation expense for the three and nine months ended September 30, 2024 was $4 thousand and $15 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During May 2025, the Company renewed its Beijing, China lease for 24 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right-of-use (“ROU”) asset and lease liability by $68 thousand during the nine months ended September 30, 2025.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The Seattle lease was renewed in October 2025 with similar terms. The short-term lease expense for the three and nine months ended September 30, 2025 was approximately $6 thousand and $17 thousand, respectively. The short-term lease expense for the three and nine months ended September 30, 2024 was approximately $5 thousand and $16 thousand, respectively. The Tulsa and Beijing leases are classified as operating leases, each with remaining terms of approximately two years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand, in the aggregate. Operating lease costs for the three and nine months ended September 30, 2025 were $24 thousand and $73 thousand, respectively. Operating lease costs for the three and nine months ended September 30, 2024 were $25 thousand and $73 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Operating lease ROU assets, net	$180	$181
Lease Liabilities:
Current lease liabilities	$94	$75
Long term lease liabilities	91	113
Total lease liabilities	$185	$188

Weighted average remaining lease term (in years):	1.9	2.6
Weighted average discount rate:	4.4%	5.3%

Supplemental cash flow information related to operating leases is as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$74	$73
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$68	$29
Change in operating lease ROU assets	$68	$32

Minimum future payments under the Company’s operating lease liabilities as of September 30, 2025 are as follows:

(in thousands)

2025 (remaining)	$25
2026	101
2027	68
Total future lease payments	194
Less: imputed interest	(9)
$185

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Patents
Patents pending	$378	$346
Issued patents	1,076	1,034
	1,454	1,380
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,548	1,474
Accumulated amortization	(770)	(644)
	$778	$830

Amortization expense for three and nine months ended September 30, 2025 was $41 thousand and $126 thousand, respectively.

Amortization expense for three and nine months ended September 30, 2024 was $43 thousand and $123 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of September 30, 2025 is as follows:

(in thousands)
2025 (remaining)	$36
2026	134
2027	110
2028	74
2029	34
Thereafter	4
$392

The amortization life for patents ranges between three to five years and trademark lives are set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three and nine months ended September 30, 2025 and 2024, the Company assessed its patent and trademark assets. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

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

The Company recognized $1,029 thousand of revenues and $661 thousand of cost of goods sold during the three months ended September 30, 2025. The revenue and cost of goods sold were related to delivering spare parts to multiple customers, delivering a flare order, delivering a mid-stream order, completing a customer witness test, finalizing a Computational Fluid Dynamic (“CFD”) analysis, and providing engineering services. These products and services constitute performance obligations.

The Company recognized $1,563 thousand of revenues and $944 thousand of cost of goods sold during the nine months ended September 30, 2025. The revenue and cost of goods sold relate to spare parts orders for multiple customers, a performance burner test, flare order, engineering services, sales of boiler burners, and the successful completion of CFD analysis. These products and services constitute performance obligations.

The Company recognized $1,859 thousand of revenues and $1,308 thousand of cost of goods sold during the three months ended September 30, 2024. The revenue and cost of goods sold predominantly relate to the delivery of multiple process burners to a single customer. The delivery of products constitutes performance obligations.

The Company recognized $3,006 thousand of revenues and $1,976 thousand of cost of goods sold during the nine months ended September 30, 2024. The revenue and cost of goods sold predominantly relate to the Company’s process burner product line. The Company delivered multiple burners for different customers, successfully completed engineering feasibility studies, including CFD analysis, and fulfilled multiple spare parts orders. These products and services constitute performance obligations.

The Company had contract assets of $514 thousand and $194 thousand at September 30, 2025 and December 31, 2024, respectively. The Company had contract liabilities of $1,148 thousand and $73 thousand at September 30, 2025 and December 31, 2024, respectively. Of the $73 thousand contract liabilities balance at December 31, 2024, the Company recognized revenue of $39 thousand and $73 thousand during the three and nine months ended September 30, 2025, respectively.

Note 6 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Warranty liability at beginning of year	$471	$110
Accruals	100	478
Payments	(176)	(114)
Changes related to expirations and settlements	(31)	(3)
Warranty liability at end of period	$364	$471

Note 7 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

The Company has an At-The-Market (“ATM”) program pursuant to an ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, dated July 17, 2025 (the “Sales Agreement”), pursuant to which the Company may sell shares of common stock with an aggregate offering price of up to $10.39 million. As of the date of this report, no shares have been sold pursuant to the Sales Agreement. We previously had an ATM program with Virtu Americas LLC (the “Virtu ATM”), which was terminated effective as of July 12, 2025.

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

Warrants and Pre-Funded Warrants

The following table summarizes the activity and outstanding balance of our outstanding warrants and pre-funded warrants as of September 30, 2025, along with the associated weighted average exercise price and weighted average remaining life for such warrants and pre-funded warrants.

	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at Beginning of Year	21,295	$1.0535	4.74	$8,230	4,499	$0.0001	$6,478
Granted	—	—			—	—
Exercised	(23)	1.0500			(1,703)	0.0001
Forfeited/Expired	—	—			—	—
Outstanding at Period End	21,272	$1.0535	3.99	$—	2,796	$0.0001	$2,156

(1) Pre-funded warrants have no expiration date and only expire when exercised in full.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional details related to our outstanding warrants and pre-funded warrants.

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

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of common stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 400 thousand shares of common stock. In 2025, the Board did not exercise its right to limit the automatic increase. Accordingly, the 2021 Plan share reserve increased by 400 thousand shares.

Ending balances for the 2021 Plan is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Outstanding options and restricted stock units	2,874	3,316
Reserved but unissued shares under the Plan	2,292	1,858
Reserved but unissued shares at end of period	5,166	5,174

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and nine months ended September 30, 2025 totaled $4 thousand and $42 thousand, respectively. Compensation expense associated with stock option awards for the three and nine months ended September 30, 2024 totaled $37 thousand and $87 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes are as follows:

	September 30,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2,452	$2.04	4.92	$496
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(55)	$2.56
Outstanding at end of period	2,397	$2.03	3.89	$13
Exercisable at end of period	1,872	$1.70	3.49	$13

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At September 30, 2025, there was $244 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options are ten years from the grant date.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 150 thousand shares of common stock with an exercise price of $0.91 per share as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these inducement options was $112 thousand, which was estimated on the grant date using the Black-Scholes valuation model. The compensation expense recognized for these inducement options for the three and nine months ended September 30, 2025 was $10 thousand and $28 thousand, respectively. The compensation expense recognized for these inducement options for the three and nine months ended September 30, 2024 was $9 thousand and $28 thousand, respectively. Total unrecognized compensation expense for these inducement options as of September 30, 2025 was $4 thousand.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

A summary of the Company’s inducement option activity and changes are as follows:

	September 30,
	2025
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	491	$1.53	3.04	$119
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	—	$—
Outstanding at end of period	491	$1.53	2.29	$—
Exercisable at end of period	441	$1.60	2.54	$—

Restricted Stock Units

The Company awards its directors and certain employees restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting by withholding shares from the employee’s award to cover the taxes payable in connection with such vesting. The Company accrued taxes for RSU share-based compensation of $38 thousand and $38 thousand for the nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation expense for employee RSUs as of September 30, 2025 was $214 thousand.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Total unrecognized compensation expense for director services as of September 30, 2025 was $98 thousand. Director compensation is earned on a quarterly basis with the target value of compensation set at approximately $75 thousand per quarter, assuming five directors, one chairperson for each committee and two committee members for each of the three committees. As of September 30, 2025, we had four directors. On May 27, 2025, David M. Maley notified the Company that he would not stand for re-election as a director of the Company upon the expiration of his current term, which expired at the Company’s 2025 annual meeting of stockholders held on July 25, 2025. In addition, Judith S. Schrecker and Catharine M. de Lacy both resigned from the Board and its committees effective as of August 4, 2025.

A summary of the Company’s RSUs activity is as follows:

	September 30,
	2025
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life (in years) (1)
Nonvested at beginning of year	865	$0.99	0.88
Granted	549	$0.80
Vested	(877)	$0.96
Forfeited	(60)	$0.92
Nonvested at end of period	477	$0.84	1.11

1)	The weighted average contractual life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Share-based compensation expense	$765	$27	$831	$369
Weighted average value per share	$0.93	$0.93	$0.93	$1.29

During the three months ended September 30, 2025, 756 thousand RSUs vested but remained unissued as of September 30, 2025, which impacted share-based compensation expense and accrued liabilities by $729 thousand. The 756 thousand RSUs vested as a result of two directors resigning from the Board and another director that chose to not stand for re-election at the Company’s 2025 annual meeting of stockholders.

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

The Consultant Plan activity is as follows:

September 30,
(in thousands)	2025
Reserved but unissued shares at beginning of period	264
Increases in the number of authorized shares	30
Grants	(98)
Reserved but unissued shares at end of period	196

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Share-based compensation expense	$54	$20	$61	$26
Weighted average value per share	$0.59	$0.72	$0.62	$0.74

Note 8 – Net Loss per Common Share

The Company calculates net loss per common stock in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common stock was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common stock and included in the computation of basic net loss per share. As such, for the three and nine months ended September 30, 2025 and 2024, the Company included its outstanding pre-funded warrants in its computation of net loss per share. The pre-funded warrants were issued in April and June 2024 and are each exercisable into one share of common stock at an exercise price of $0.0001 per share. In addition, 756 thousand shares were included in the weighted average number of shares outstanding for RSUs that vested but were unissued as of September 30, 2025.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, as the result would be anti-dilutive:

	September 30,	September 30,
(in thousands)	2025	2024
Stock Options	2,888	3,148
Restricted Stock Units	477	768
Warrants	21,272	21,319
Total shares excluded from calculation	24,637	25,235

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

Note 10 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and nine months ended September 30, 2025, the Company recognized $216 thousand and $307 thousand in reimbursements from the DOE, respectively. During the three and nine months ended September 30, 2024, the Company recognized $116 thousand and $332 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During three and nine months ended September 30, 2025, the Company did not receive any funds from this program. During three and nine months ended September 30, 2024, the Company recognized $17 thousand and $64 thousand in government assistance from this program, respectively.

Note 11 – Subsequent Events

On October 27, 2025, 756 thousand shares of common stock were issued to three former directors to satisfy our outstanding RSU liability recorded as of September 30, 2025 (see “Note 7 – Equity Restricted Stock Units” above for additional information).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our ability to successfully develop and implement our technologies and achieve profitability;
●	our limited operating history;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”);
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies, and pricing;
●	our ability to manufacture any products we design;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	the impact of global supply-chain constraints and the threat of, or implementation of, tariffs on imported or exported goods and materials may adversely affect our commercialization efforts and business operations;
●	our revenue has been highly concentrated among a small number or customers, and our results of operations could be harmed if we lose a key revenue source and fail to replace it;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future;
●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

We have incurred losses since inception totaling $104.2 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of September 30, 2025, we have raised approximately $105.3 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Special Committee and Cooperation Agreements

On February 10, 2025, the Company’s board of directors (the “Board”) formed a special committee of all of its then-serving independent directors (the “Special Committee”) to review and analyze purported director nominations by certain of our stockholders, and non-stockholders, in connection with the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), and to manage communications and to negotiate and agree settlements with such purported nominating individuals. As a result of such review and analysis, the Special Committee entered into that certain Cooperation Agreement, dated May 22, 2025 (the “DiGiandomenico Cooperation Agreement”), between us and Anthony DiGiandomenico (collectively with his affiliates and associates, the “DiGiandomenico Parties”), and that certain Cooperation Agreement, dated May 22, 2025 (the “Clarkson Cooperation Agreement,” and together with the DiGiandomenico Cooperation Agreement, the “Cooperation Agreements”), between us and Richard Clarkson (collectively with his affiliates and associates, the “Clarkson Parties”), which agreements required, among other things, the appointment of Mr. DiGiandomenico and Louis J. Basenese to the Board. Accordingly, the Board increased its size from five to seven directors, appointed Messrs. DiGiandomenico and Basenese to the Board, and nominated each such director as a candidate for election to the Board at the 2025 Annual Meeting. Following the 2025 Annual Meeting, the Special Committee was dissolved.

At The Market Agreement with H.C. Wainwright

On July 17, 2025, we entered into an ATM Offering Agreement (the “ATM Agreement”) with Wainwright. In accordance with the terms of the ATM Agreement, we may offer and sell from time to time through Wainwright, acting as sales agent, shares of our common stock having an aggregate offering price of up to $10,390,000 (the “Placement Shares”). The Placement Shares will be issued pursuant to our “shelf” registration statement on Form S-3 (File No. 333-288736) filed with the SEC on July 17, 2025 (the “Registration Statement”) and the prospectus relating to the offer and sale of the Placement Shares that forms a part of the Registration Statement, which was declared effective on July 28, 2025.

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

On September 30, 2025, we received a second letter from Nasdaq granting our request for a 180-day extension to regain compliance with the Bid Price Rule. We now have until March 30, 2026, to meet the requirement. As part of our request for the 180-day extension, we notified Nasdaq that we intend to regain compliance with the Bid Price Rule by effecting a reverse stock split, if necessary. If at any time prior to March 30, 2026, the bid price of our common stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule during the additional 180-day extension, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

We will continue to monitor the closing bid price of our common stock and evaluate its available options to regain compliance with the Bid Price Rule. Nasdaq’s extension notice has no immediate effect on the listing or trading of our common stock, which continues to trade on Nasdaq under the ticker symbol “CLIR.”

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	September 30,
	2025	2024	$ Change	% Change
Revenues	$1,029	$1,859	$(830)	(44.6)%
Cost of goods sold	661	1,308	$(647)	(49.5)%
Gross profit	368	551	$(183)	(33.2)%
Research and development	310	329	$(19)	(5.8)%
General and administrative	1,808	1,655	$153	9.2%
Operating expenses	2,118	1,984	$134	6.8%
Other income, net	321	278	$43	15.5%
Net loss	$(1,429)	$(1,155)	$(274)	(23.7)%
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.01)	(50.0)%

	For the Nine Months Ended
(in thousands, except per share data)	September 30,
	2025	2024	$ Change	% Change
Revenues	$1,563	$3,006	$(1,443)	(48.0)%
Cost of goods sold	944	1,976	$(1,032)	(52.2)%
Gross profit	619	1,030	$(411)	(39.9)%
Research and development	1,004	1,012	$(8)	(0.8)%
General and administrative	5,460	4,840	$620	12.8%
Operating expenses	6,464	5,852	$612	10.5%
Other income, net	660	687	$(27)	(3.9)%
Net loss	$(5,185)	$(4,135)	$(1,050)	(25.4)%
Basic and diluted net loss per common share	$(0.09)	$(0.09)	—	—

Revenues and Gross Profit

Consolidated revenues for the three months ended September 30, 2025 were $1,029 thousand compared to $1,859 thousand for the same period in 2024, which were predominantly generated by delivering spare parts to multiple customers, delivering a flare order, delivering a mid-stream order, completing a customer witness test, finalizing a CFD analysis, and providing engineering services. Revenues for the three months ended September 30, 2024 were predominantly generated by shipping multiple burners to a California refinery customer.

Consolidated revenues for the nine months ended September 30, 2025 were $1,563 thousand compared to $3,006 thousand for the same period in 2024, which were predominantly generated by delivering spare parts orders to multiple customers, delivering a flare order, delivering mid-stream orders, and completing engineering services and a CFD analysis. Revenues for the nine months ended September 30, 2024 were predominantly generated from by delivering multiple burners, performing engineering feasibility studies, and delivering multiple spare parts orders.

Gross profit decreased by $183 thousand, or 33.2%, and by $411 thousand, or 39.9%, for the three and nine months ended September 30, 2025, respectively, compared to the same time periods in 2024. The unfavorable decrease in gross profit for the three months ended September 30, 2025 was predominantly due to lower revenues during the three months ended September 30, 2025. This decrease was partially offset by a $63 thousand increase in profit margin, which was predominantly due to the higher profit margin related to our spare parts orders during three months ended September 30, 2025 compared to the profit margin for the products and services that generated revenues during the same period in 2024. The unfavorable decrease in gross profit for the nine months ended September 30, 2025 was predominantly due to lower revenues during the nine months ended September 30, 2025. This decrease was partially offset by a $83 thousand increase in profit margin, which was predominantly due to the higher profit margin related to our spare parts orders during nine months ended September 30, 2025 compared to the profit margin for the products and services that generated revenues during the same period in 2024.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses remained relatively consistent year-over-year for both the three and nine months ended September 30, 2025 respectively, compared to the same time periods in 2024.

General and Administrative

G&A expenses increased $153 thousand, or 9.3%, for the three months ended September 30, 2025, compared to the same time period in 2024. We experienced an increase of approximately $729 thousand in non-cash expenses for the vesting of RSUs in connection with the departure of three directors from the Board. Legal and audit expenses also increased by approximately $205 thousand related to services provided for the filing of our “shelf” registration statement on Form S-3 and ATM Agreement with Wainwright. Increases in G&A expenses were partially offset by a year-over-year savings of $394 thousand as a result of a decrease in costs accrued related to the suspension of our China activities that occurred during the three months ended September 30, 2024, which did not occur during the same period in 2025. We also decreased our Special Committee legal cost accrual by $315 thousand after negotiating discounts with law firms engaged by the Special Committee (see “Recent Developments – Special Committee and Cooperation Agreements” above for additional information). G&A expense increases were further partially offset by year-over-year labor and overhead cost decreases of $127 thousand related to customer contract work performed during the three months ended September 30, 2025.

G&A expenses for the nine months ended September 30, 2025 increased by $620 thousand, or 12.8%, compared to the same period in 2024. This unfavorable increase in G&A expenses was primarily due to an increase of approximately $588 thousand in legal fees, including (i) approximately $131 thousand in legal fees pertaining to work performed in connection with a regulatory inquiry by the SEC into the trading of our securities in 2020; (ii) an accrual of approximately $435 thousand in legal fees pertaining to work performed for the Special Committee; and (iii) an accrual of $22 thousand for the reimbursement of certain legal fees incurred by the Clarkson Parties and DiGiandomenico Parties in connection with the Cooperation Agreements they entered into with us (see “Recent Developments – Special Committee and Cooperation Agreements” above for additional information). We also incurred an increase in legal and audit costs of approximately $205 thousand related to services provided for the preparation and filing of our “shelf” registration statement on Form S-3 and work performed in connection with our ATM Agreement with Wainwright. In addition, non-cash expenses increased approximately $469 thousand year-over-year related to the vesting of RSUs in connection with the departure of three directors from the Board. Increases in G&A expenses for the nine months ended September 30, 2025 were partially offset by an expense decrease of approximately $394 thousand related to our China exit cost accrual that occurred during the three months ended September 30, 2024, which did not occur during the same period in 2025. G&A expense increases were further partially offset by year-over-year labor and overhead cost decreases of $232 thousand related to customer contract work performed during the nine months ended September 30, 2025.

Other Income, Net

Other income, net remained relatively consistent year-over-year for both the three and nine months ended September 30, 2025 respectively, compared to the same time periods in 2024.

Liquidity and Capital Resources

At September 30, 2025, our cash and cash equivalents balance totaled $10,488 thousand compared to $14,035 thousand at December 31, 2024, a decrease of $3,547 thousand. The decrease in cash and cash equivalent balance is primarily attributable to our net loss of $5,185 thousand which was partially offset by our non-cash expenses of $1,135 thousand and an increase in contract liabilities of $1,075 thousand.

At September 30, 2025, our current assets were in excess of current liabilities resulting in working capital of $8,168 thousand compared to $12,809 thousand at December 31, 2024. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers our operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of September 30, 2025, approximately 21.3 million shares of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.5 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. These warrants require the warrant holder to tender cash upon exercise, with the exception of the warrants issued to Public Ventures LLC as compensation for their services in connection with our public offering and concurrent private placement in April 2024, which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time-to-time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent in which we will be able to raise funds in this manner.

Operating activities for the nine months ended September 30, 2025, resulted in cash outflows of $3,453 thousand, primarily due to the net loss of $5,185 thousand partially offset by non-cash expenses of $1,135 thousand and an increase in contract liabilities of $1,075 thousand during such period. The change in contract liabilities during the nine months ended September 30, 2025 was impacted by customer collections for orders we have yet to complete.

Operating activities for the nine months ended September 30, 2024, resulted in cash outflows of $3,958 thousand, primarily due to the net loss of $4,135 thousand during such period, which was partially offset by a non-cash expense of $688 thousand. The decision to suspend our China operations increased accounts payable and accrued liabilities by $394 thousand during the three months ended September 30, 2024, which represented a one-time accrual estimate for the costs to prepare and place our Beijing China entity into a dormant state.

Investing activities for the nine months ended September 30, 2025, resulted in cash outflows of $78 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Investing activities for the nine months ended September 30, 2024, resulted in cash outflows of $177 thousand, which is primarily attributable to $159 thousand of disbursements for patents and other intangible assets.

Financing activities for the nine months ended September 30, 2025, resulted in cash outflows of $17 thousand, which is primarily attributable to $41 thousand of disbursements related to taxes paid for the vesting of certain employee restricted stock units, partially offset by $24 thousand in net proceeds received from the exercise of our warrants.

Financing activities for the nine months ended September 30, 2024, resulted in cash inflows of $12,936 thousand, which is primarily attributable to the net proceeds received of $12,967 thousand from the issuance of securities in connection with our 2024 equity offerings.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have authority to issue a total of 87,500,000 shares of common stock, of which 53,273,405 shares of common stock have been issued and approximately 30,000,000 shares of common stock are reserved for issuance in connection with certain securities issued under our equity incentive plans and other outstanding securities, including stock options and warrants.

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

If we fail to comply with Nasdaq’s continued minimum closing bid requirements by March 30, 2026 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq, therefore, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days, which is referred to as the Bid Price Rule. On April 1, 2025, the Staff notified us that we did not comply with the Bid Price Rule, as set forth in Nasdaq Listing Rule 5550(a)(2), during the 30 consecutive business day period beginning on February 18, 2025, and ending March 31, 2025. We were granted 180 calendar days, or until September 29, 2025, to regain compliance with the Bid Price Rule.

On September 30, 2025, the Staff sent us a second letter granting our request for a 180-day extension, or until March 30, 2026, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and to qualify for continued listing on Nasdaq, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the 180-day extension. As part of our request for the 180-day extension, we notified Nasdaq that we intend to regain compliance with the Bid Price Rule by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule during the 180-day extension, our common stock will be subject to delisting by Nasdaq. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

There can be no assurance that we will be able to regain compliance with Nasdaq’s listing rules, including the Bid Price Rule. If we are unable to regain compliance with the Bid Price Rule or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, our securities offerings, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, stockholder engagement, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business.

Regardless of the merits of any particular claim, responding to such actions could divert time, resources and management’s attention away from our business operations, and we may incur significant expenses in defending these lawsuits or other similar lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial condition, operating results and cash flows. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as deductibles and caps on amounts of coverage. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to coverage for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our available insurance coverage for a particular claim. Further, whether or not we are named as a party to a particular proceeding or threatened proceeding, we may be subject to indemnification and/or advancement obligations to our current directors and executive officers as well as other third parties, which may include former directors, that could subject us to liability for damages or other amounts payable as a result of any judgments or settlements, as well as for fees and expenses incurred in connection with any proceedings or threatened proceedings.

We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve such claims or litigation. Litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of threatened litigation.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2024, the Board authorized issuance of 15,000 shares to be remitted in quarterly installments to our investor relations firm, Firm IR Group LLC (“Firm IR”), for services rendered by them, pursuant to our 2013 Consultant Stock Plan. On September 30, 2025, we issued 3,750 shares of common stock to Firm IR at a fair market value price per share of $0.94, the closing price of our common stock as reported on Nasdaq on November 13, 2024, the date of grant. Additionally, on August 26, 2025, we issued 87,016 shares of common stock to Firm IR at a fair market value price per share of $0.58 for reimbursement of certain legal fees incurred by Firm IR in connection with services provided as our investor relations service provider. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Anthony DiGiandomenico Appointment to Nominating and Corporate Governance Committee

The information included in this “Part II – Item 5. Other Information” of this Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 8.01. Other Events.”

On November 11, 2025, upon recommendation from the Nominating and Corporate Governance Committee of the Board (the “Governance Committee”), the Board appointed Anthony DiGiandomenico to the Governance Committee as its chairperson, effective immediately. As a result of such change, the current composition of the Board committees is as follows:

Audit and Risk Committee:

●	G. Todd Silva, Chairperson
●	Louis J. Basenese
●	Anthony DiGiandomenico

Human Capital and Compensation Committee:

●	Louis J. Basenese, Chairperson
●	G. Todd Silva

Nominating and Corporate Governance Committee:

●	Anthony DiGiandomenico, Chairperson
●	Louis J. Basenese
●	G. Todd Silva

Director or Executive Officer Rule 10b5-1(c) Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: November 14, 2025	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)