Form 10-K
period 2025-12-31
ClearSign Technologies Corp
filed 2026-03-31
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(Zip Code)

(918) 500-7312

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of the common equity was $27,596,237.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 16, 2026, the registrant has 5,408,723 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

Technologies Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this “report,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many, but not all, of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	our history of losses and expectation that we will continue to experience operating losses and negative cash flows in the near future;
●	our ability to successfully develop and implement our technologies and achieve profitability;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”);
●	changes in government regulations that could substantially reduce, or even eliminate, the need for our technology;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for the products and services we develop;
●	the impact of competitive or alternative products, technologies and pricing;
●	our ability to manufacture any products we design;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	the impact of a cybersecurity incident or other technology disruption;
●	our ability to protect our intellectual property;
●	our ability to obtain adequate financing in the future, if needed;
●	our ability to retain and hire personnel with the experience and talent to develop our products and business;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

Note Regarding Reverse Stock Split

We effected a reverse stock split of our outstanding common stock at a ratio of 1-for-10, effective as of March 16, 2026, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the reverse stock split herein, unless otherwise indicated.

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

Based on the operating data we have obtained from our installed products, burners utilizing ClearSign CoreTM technology can provide increased heat transfer efficiency as compared to other emission reducing technologies. This is consistent with the physics of heat transfer and the mechanisms by which the technology functions. The reported increased heat transfer efficiency may potentially result in cost savings in the low to mid-single digit percentage range for burners employing our technology. We believe that these potential costs savings could produce a significantly attractive pay-back period for an investment in ClearSign CoreTM technology-based burners. In addition, because the flame volumes in heaters utilizing ClearSign CoreTM technology are typically small, heaters using our technology are expected to operate at a lower cost, have increased productivity, and require less maintenance and downtime compared to heaters that operate with enlarged flames produced by traditional low NOx burners. The flames in a ClearSign CoreTM system are established from a predominantly premixed stream of fuel, combustion air and/or flue gasses stabilized on a downstream structure that promotes turbulence and ignition with minimal “bulking up.” In comparison, flames resulting from the traditional legacy process of slow mixing of the fuel and air, and dilutive inert flue gasses have a much larger size. With a lower volume flame in a ClearSign CoreTM system, surfaces in the heater or boiler experience less touching by the flame and it is anticipated that our systems can virtually eliminate flame impingement. Our technology also enables burners to function better in tightly spaced heaters compared to the flames of traditional low NOx burners. Most importantly, using our technology has the potential to decrease process downtime required during installation compared to retrofits utilizing the legacy technology of SCRs or flue gas recirculation systems.

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

The secondary potential market for our sensing technology is outside of the typical combustion industry and includes transportation industries. We are collaborating with Narion Corporation (“Narion”) to further develop our technology for this industry, which allows us to incur minimal costs while pursuing this market opportunity. While use of this fundamental technology in applications intended for transportation markets is proven, the development and refinement of specific products, obtaining the certifications required for commercial deployment and establishing an efficient manufacturing source and channels to market will take some time, and we cannot assure that these goals will be achieved. We believe that the opportunities for application of our sensing technology in the transportation market are global and of great value, but it will also take longer to commercialize products targeted for this market for the reasons stated above.

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

Local air quality districts in California and Texas designated as “severe non-attainment zones” by the EPA have undertaken a review of their air pollutant emissions regulations. These reviews are ongoing, in most regions, but two important regions have recently amended their local regulations to improve air quality. In December of 2020, the San Joaquin Valley region of California revised its regulations to require significant reductions in target NOx emissions from boilers, steam generators and process heaters. And, in November of 2021, the greater Los Angeles area also revised its regulations. These revised regulations substantially reduced target emissions for process heaters, boilers and other similar equipment pursuant to a new and comprehensive Best Available Retrofit Control Technology (“BARCT”) analysis, which we believe will continue to generate an increased demand for our services and products.

On February 2, 2024, the South Coast Air Quality Management District of California (“SCAQMD”) as part of its periodic public participation process to enhance existing Best Available Control Technologies (“BACT”) determinations, assessed the process burner performance of our ClearSign Core™ burner technology in certain currently operating customer installations. As a result of this assessment, SCAQMD approved new BACT performance guidelines for both single and multi-burner configurations. BACT guidelines are periodically updated by SCAQMD to reflect advancements in technology and to ensure affected equipment utilize the most efficient technologies. While the establishment of a new BACT benchmark does not specifically endorse us or our products, it does establish a limit in the industry that favors our products. According to SCAQMD, BACT is the most stringent emission limitation or control technique for a class and category of equipment that is “Achieved in Practice,” or “Contained in a State Implementation Plan” (“SIP”), or “Technologically Feasible.”

On October 3, 2025 the Texas Commission on Environmental Quality (“TCEQ”) delivered a proposal to the EPA outlining changes to their local regulations to maintain compliance with the Federal Clean Air Act (“FCAA”). Among the proposed changes, the TCEQ has recommended the implementation of fee program to fine major NOx emitters. As of the date of this report, the TCEQ rule change has not been approved by the EPA, but we believe this regulation change, if approved, will ultimately incentivize our customers to seek NOx reduction technologies for their current and future operations.

In addition, new regulations are starting to be adopted with respect to the NOx emissions of enclosed ground flares, which historically have not been viewed as a source of NOx emissions or subject to the same level of regulation. We believe that our ClearSign CoreTM technology is well-suited to address the challenges faced by oil producers and other industries in complying with current and predicted future local air emission standards. There are multiple ClearSign CoreTM flare applications now operational in California with NOx emissions below the levels required by new regulations. During 2025, we experienced an increase in low NOx flare inquiries, which we believe were driven by these new regulations, and as a result we received multiple purchases orders from a California energy company.

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

The current environmental impetus to reduce carbon dioxide emissions has created an interest in burner technology that can use hydrogen as a fuel source. Because hydrogen burns at a higher temperature than most other fuel gasses, it tends to create more NOx emissions. During 2025, as part of our Department of Energy (“DOE”) grant to develop an ultra-low NOx hydrogen burner, we successfully demonstrated a new revision of our ClearSign CoreTM burner burning “pure” hydrogen fuel in an industrial scale test heater, while still controlling NOx emissions to levels commensurate with applicable regulatory requirements.

Our Proprietary Technology

ClearSign CoreTM Burner Technology

The name “ClearSign Core” was adopted to describe the potential inclusion of ClearSign’s burner technology in the products of original equipment manufacturers (“OEM”). This supports our strategy of delivering product through collaborative partnerships in which we combine the value and performance of our technology with the established industry credentials, manufacturing capabilities and standard equipment designs of our partners. Including our technology in OEM products enables us to deliver technology efficiently to our customers, and our collaborative partners by providing the ability to offer differentiated products while utilizing their established production methods.

Our ClearSign CoreTM burner technology consists of an industrial burner body and a downstream flame stabilizing structure made of either porous ceramic or metal. When the unreacted mixture of gaseous fuel and air or induced furnace gasses is directed at the flame stabilizing structure, the mixture ignites and the flame forms either within or immediately downstream from the structure itself. Because the fuel and air have more time to become a homogeneous mixture, NOx-forming hot spots and chemistry typically produced by such hot spots is reduced. In addition, the mixing and combustion propagating from the flame-stabilizing structure results in a dramatically shorter flame. The ability to modify the flame stabilizing structure enables a high level of control over the flame shape for optimization in a wide range of different applications. For example, we believe our ClearSign CoreTM products, without any external fans or associated power, can significantly reduce the harmful emission of NOx to levels of 5 ppm or below, depending on the application. The shorter flame in a ClearSign CoreTM product can also potentially allow a furnace to operate at a higher capacity. We believe that heaters using the ClearSign CoreTM will be able to remain in operation for an extended time before the need for maintenance as its flame structure and heat transfer profile minimize the possibility of flame impingement, reduce the likelihood of carbon deposits forming on the inside surfaces of the process tubes (coking) and reduce the likelihood of process tube failure all while operating with enhanced thermal efficiency.

Refinery and Petrochemical

Heater Technology

Boiler Technology

ClearSign CoreTM Process Burner Technology

Our ClearSign CoreTM burners provide a simplified, pre-engineered and standardized direct burner replacement for traditional refinery process heaters. We believe that this product minimizes the customized engineering associated with retrofits and lends itself to mass production. The product was designed to enable quick and easy installation in single burner or multi-burner heaters or furnaces. We believe that the simplicity of the actions required to retrofit refinery process heaters with the ClearSign CoreTM technology will potentially contribute to demand for our ClearSign CoreTM process burners.

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

ClearSign CoreTM Flaring Burners

Our ClearSign CoreTM flaring technology incorporates the same mechanisms as our burner technology, namely directing the fuel gas (typically waste gas), into an air stream with that air and gas mixture forming a flame stabilized downstream on a flame stabilizing structure. This technology has been configured into standard designs that can be used to provide a flare product with extremely low NOx emissions. We have also designed standardized flare system configurations that enable us to leverage our specialty flare burner technology to provide high value flare systems, including controls components and stack elements. We believe that expanding our scope to include complete or partial systems will enable us to significantly increase the revenue and profit from our flare product sales.

ClearSign Eye Flame Sensor

The ClearSign Eye flame sensor is an electrical flame sensor for industrial applications. Unlike the traditional technology, called “flame rods,” the ClearSign Eye sensing electrodes do not need to make contact with the flame. We are in the process of commissioning some “first adopter” installations of this patented sensing technology through a pilot program to assess the sensor’s capabilities in industrial scale heaters. We have multiple options open to us as channels to market, one of which includes manufacturing the sensors ourselves as an OEM and selling them to customers either directly or indirectly through intermediaries, and another being licensing. We believe that the current available flame sensors are unreliable and require frequent maintenance. As a result, we believe that our sensing technology is valuable because it potentially provides a very reliable alternative or replacement technology for critical industrial burner safety equipment. Our flame sensors can also potentially be used with other combustion equipment such as flares, thermal oxidizer burners and boiler burners.

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

Development of Our Technology

To date, we have deployed our ClearSign CoreTM technology through retrofits and replacements of existing burners and complete replacement units in the case of our process burner and boiler burner products. Retrofits often involve engineering around an existing burner and heater architecture that can complicate the ClearSign CoreTM burner installation, whereas replacements are more straightforward and more amenable to being sold and installed by third parties, enabling more expansive channels to market. Because of this, we have focused the development of our technology to provide designs that can be included into our prospective customers’ equipment as self-contained modules or assemblies rather than projects involving the re-engineering of existing burner systems. In this form, we believe that the ClearSign CoreTM burner technology is ideally suited for installation into new heaters and as burner replacements into existing heaters, including heaters and furnaces requiring large quantities of burners. In addition, this strategy also provides for simple new burner installations, or burner replacements to reduce emissions in boilers ranging from small fire tube boilers to potentially large water tube boilers. We have also developed the ClearSign CoreTM flare technology into similar repeatable forms to aid its inclusion in typical industry installations or as complete flaring systems.

For simplification and marketing, we have adopted the term “ClearSign Core” to refer to the inclusion of our standardized proprietary combustion technology into a variety of combustion equipment types including, but not limited to, process heater burners, boiler burners, burners for thermal oxidizers and flares. Earlier ClearSign technology-based heater retrofits, in which a continuous ceramic “wall” was suspended above the existing burners, also continue to operate, and are referred to as “Duplex” technology. Although the combustion controlling principles of both the “ClearSign Core” and “Duplex” technologies are the same, ClearSign CoreTM products have standardized technology that we believe are easier to use and install, and which also enables diversified channels to market.

ClearSign CoreTM burners currently operate in multiple boilers, heaters and flares and meet new compliance standards enacted by state air authorities. We also have products in commercial use in Europe. As noted above, our principal technologies have been developed into standardized designs. Our business development activities are now focused on developing customer acceptance and adoption within what we believe are the most efficient channels to market. The industries using our technology take a conservative approach to adopting new technology and place significant reliance on references from existing customers when selecting new equipment. A major focus of our current business development activities is to make early sales and build our reference list in the process burner, flare, and boiler burner industries. We also seek to provide comprehensive technical support to our sales efforts as well as demonstrate our technology and products in operation. We are currently able to demonstrate our products while operating in rental boilers, industrial scale process burner test furnaces, and at customer locations when permissible.

ClearSign Core Technology Product Applications

To date, we have deployed our ClearSign CoreTM technology through the replacement of existing burners. As noted above, retrofits often involve engineering around an existing heater architecture that can complicate the installation. By developing our ClearSign CoreTM technology into a replacement product, we have been able to standardize our designs and simplify supply chain demands. In addition, we have collaborated with heater OEM’s for the purpose of incorporating our ClearSign CoreTM technology into their typical product lines. We believe that this further development of our products has greatly increased our ability to collaborate with partners to extend our potential market reach and the resources we make available to our prospective customers.

Process Heaters in the Oil Refining, Petrochemical and Gas Processing Industries

To date, we have retrofitted fourteen process heaters with our new ClearSign CoreTM process burners for refineries and fuel distributors, some of which are owned by global supermajor companies and Fortune 500 companies. Sites include five locations in California and one in Europe. The ClearSign CoreTM design provides a more simplified and standardized direct burner replacement for traditional midstream and refinery process heaters. We believe that significant portions of these burners have the potential to be mass produced and provide the potential to reduce the need for the customized engineering associated with typical retrofits. The ClearSign CoreTM design (including our “M-Series” burner line) is our most developed burner product. It operates essentially in the same way as a standard burner, including fitting into a heater and integrating with existing control systems. We believe that this product is suitable for licensing as well as potential manufacturing arrangements with OEMs that have established manufacturing and distribution capabilities. At this time, we have a collaboration agreement in place with Zeeco Inc., one of the world’s largest combustion equipment manufacturers (“Zeeco”). This agreement affords ClearSign the ability to use Zeeco’s industrial scale test facility, subcontract manufacturing of burners, coordinate marketing initiatives and seamlessly communicate with sales resources. This agreement confirms the cooperation between the two companies, and allows for various forms of collaboration, and the ongoing progression of our relationship as both parties deem mutually beneficial.

In 2021, we received our first international purchase order for a ClearSign CoreTM refining process heater from a global supermajor refining company. This marked the second order we received from a global supermajor company. This international order was installed in 2021 and was successfully placed it into full operation by the customer in January 2022. In addition, we fulfilled a multi-burner order for a Fortune 500 infrastructure company that continues to consistently meet all performance requirements including compliance with the California site’s air quality permit. The process burner installed at this site was used by SCAQMD to set new BACT guidelines (see discussion above under the “Our Industry” section above). We also received a purchase order in 2022 from a California refinery for our ClearSign CoreTM process burners, amounting to twenty burners for two separate heaters. Due to project delays, which were outside of our control, the process burners for this order were shipped to the jobsite during the third quarter of 2024 and were installed during the third quarter of 2025. The burners for this order remain operational and have met applicable emissions requirements; however, as of the date of this report, we are in the process of modifying these burners to complete their contractual performance requirements at high firing rates. On May 18, 2023, we received an order for thirteen process burners from an existing California refinery customer. The order covered retrofitting two heaters, both of which have been installed and are currently operating. The process burners installed in both heaters have passed the customer’s NOx emissions permit level, which were validated by third-party inspectors. On November 27, 2024 we received an order from Birwelco USA Inc. (a BIH Group company) (“Birwelco”) for twenty-six burners to be installed in a Gulf Coast facility operated by a Fortune 500 global chemical company. These burners have been delivered to the customer and, as of the date of this report, their installation is anticipated to occur on or around the middle of 2026.

In 2023, we received a purchase order from a heater manufacturer to install a forced air ClearSign CoreTM burner into a horizontally fired process heater. The end customer was a chemical company located in Texas. This project was a significant achievement for us, since it gave us the ability to demonstrate a new product offering, which we have branded the “M-Series” (including the M-1 and M-25 burners). Since that first order in 2023, we have received five more orders for this same type of application and several requests from customers seeking bids for future project work. We believe these orders are representative of an underserved and growing market opportunity in low emissions burners for horizontally fired process heaters. Two of these orders are in the state of Texas, and are believed to be associated with anticipated changes to Texas air emissions regulations, which we expect will ultimately lead to additional demand for our technology. Due to the growing demand from our heater OEM customers, we developed a mid-range “M-Series” burner, the M-25 burner, to serve markets where the most stringent NOx regulations are not required, but there is still a demand for improved burner technology. To date, we have received two orders for this type of burner and issued several proposals in response to customer bid requests. We believe that this burner provides us with a significant opportunity to sell our products into a large and growing midstream gas processing and transportation industry.

As we seek to expand the markets into which we can sell our products, we plan to continue extending the range of ClearSign CoreTM process burners to enable the replacement of other burner types and configurations, as well as for use in alternate process applications.

Hydrogen Process Burners

We have recently completed the technical research and development phase of the one-hundred percent hydrogen capable ClearSign CoreTM process burner project. The goal of this project is to develop an ultra-low NOx hydrogen burner, which we believe will enable the adoption of hydrogen fuel for industrial heating, leading to reductions in the industrial emissions of both carbon dioxide and nitrogen oxides. Current burners and previous efforts to decarbonize industrial combustion processes through the utilization of hydrogen fuel are inhibited by the lack of industrial hydrogen burners capable of burning pure hydrogen while controlling emissions of NOx emissions to the most stringent levels required in the industry.

We have received two grants from the DOE to fund the development of this technology. In total, the DOE awards approximate $1.9 million in the aggregate, with a target end date for the project occurring in the first quarter of 2026. See “Note 13 – Government Assistance” for further details about these monies. As of the date of this report, we have proven that a modified version of our ClearSign CoreTM process burner can burn “pure” hydrogen fuel while maintaining ultra-low NOx emissions by firing this burner in an industrial scale test facility. We believe that the findings from this research and development project have proven to be a valuable addition to the advancement of our technology, affording us the ability to solve highly complex problems related, but not limited to, complex multiple fuel feedstocks.

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

Our “Core” boiler burner technology has been developed to enable it to be used in a series of consistently designed firetube boilers. For fire tube products, we have developed our own patent protected burner replacement product that is similar in concept to our ClearSign CoreTM burners for process heaters. These boiler burners have achieved performance levels meeting the most stringent California NOx-related regulations in a typical commercial fire tube boiler produced by one of the industry’s largest suppliers in the U.S. For instance, through our collaboration agreement in place with California Boiler to sell, deliver, install and service fire tube boiler burners in the U.S., we were able access larger sizes of fire tube boilers in order to verify the function of a range of fire tube boiler burners.

In 2023, we received two purchase orders for our ClearSign CoreTM boiler burner technology. Both boiler burner purchase orders were sold as a package with our collaborative partner, California Boiler, and its subsidiary, Rogue Combustion, into the San Joaquin Valley Air Pollution Control District of California. The NOx emission permits for these boilers vary, with one boiler noted at 5ppm and the other at 2.5ppm. Third-party source testing has validated the 5ppm and 2.5ppm emission orders. In 2024, we received three additional orders from Rogue Combustion with one of these three orders accompanied by a letter of intent for three follow-on orders. During 2025, our partner California Boiler, and its subsidiary Rogue Combustion submitted several proposals to customers seeking bids for our boiler burner technology and new boilers containing our boiler burner technology, but no purchase commitments were received during 2025.

Wellhead Enclosed Flares

Based upon discussions with local regulators and the examination of regulatory reports, we believe that certain regions are targeting enclosed flare emissions for increased future regulation. California, for example, has already added new low NOx emissions regulations for flares. We have adapted ClearSign Core™ technology to suit this application. Our collaboration agreement with the field engineering and servicing company California Boiler includes flare sales and installation. To date, we have four flare units installed and operating in California resulting from our collaboration with California Boiler.

During 2025, we received purchase orders from an existing California energy company for the major components of two retrofit flare systems. These orders varied in scope and value and included characteristics such as burner fabrication, stack fabrication, controls equipment sourcing, Computational Fluid Dynamic (“CFD”) study, engineering study and engineering services. We have continued to submit bids to this customer for future projects. We have also submitted a bid for a thermal oxidizer project, which utilizes a similar technology to our flare products, in Colorado where the customer sought our emissions control technology to increase their total processing output without exceeding their current applicable permitted emissions quota. We believe that the increase in flare and thermal oxidizer orders during 2025 and related bids further advances our prediction that local regulators are targeting NOx flare and thermal oxidizer emissions.

OTSGs for the Enhanced Oil Recovery Industry

We have successfully installed our Duplex technology in three OTSG projects in the enhanced oil recovery industry in California. Field data reported by our customers indicates significant efficiency improvements resulting from the installation of the ClearSign technology. We believe our new standardized “M-Series" burner range of products is also well-suited to this application.

Sensing Products

We are currently engaged with two refining customers to install our flame sensors on burners in their heaters, which will facilitate our first field demonstrations with certain first adopter customers. Although we have not yet completed commercialization of these products, we have obtained clear and consistent customer feedback guiding this product application. The target market for this technology is potentially every burner with a pilot on which flame sensors are deployed, providing a global and very high-volume opportunity. This market is not limited by emissions mandates or the type or manufacturer of the burners. The product has value for retrofit applications, where it is applied to existing burners, and for new burners, where it can be installed in burners by other burner OEMs.

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

The fundamental technology for the sensors envisioned for transport applications is the same as for the flame sensors, but the application and form of the final product will be very different. We have received notable interest in this product from a major global customer giving us the confidence that there is a potential market for this technology, which is therefore worthy of future investment. As a result, we believe that the interest we have received to date suggests that this could potentially be a significant future business opportunity for us. This sensor product, however, is in the very early stages of development and would be deployed in a highly regulated environment requiring a thorough product development process. We entered into a collaboration agreement with Narion, which allows us to leverage their technical expertise in this area to further develop our technology for this potential market.

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

We are targeting the following segments of the combustion market for adoption of our ClearSign CoreTM technology:

●	refining, energy infrastructure and petrochemical process heaters;
●	enclosed flares and thermal oxidizers;
●	midstream gas processing and transportation;
●	enhanced oil recovery steam generators; and
●	institutional, commercial and industrial boilers.

In each of these segments, we are marketing solutions that include our ClearSign CoreTM technology which we believe could simultaneously improve productivity, operational efficiency and pollution control.

Our target markets are greatly affected by air emission regulations and economic conditions. Accordingly, we prioritize our activities in target market segments geographically based on the needs of the local industries and the current and anticipated future requirements imposed by local environmental regulations. See the sections titled “Our Industry” and “Government Regulations” in this report for more details regarding the localized effect of environmental regulations in the United States. In general, our immediate regional opportunities are in the West and Gulf Coasts of the United States.

Competition and Barriers to Entry

The industry in which we operate is global in scope and populated by large, established suppliers of burners and post-combustion air pollution control systems. These suppliers possess resources that are substantially greater than ours. Worldwide, suppliers of burners and air pollution control equipment include but are not limited to companies such as Callidus, Eclipse and Maxon (all three are subsidiaries of Honeywell), John Zink Hamworthy Combustion (a subsidiary of Koch Industries and including Coen), General Electric, Haldor Topsøe, Hitachi, Linde, Zeeco, Fives Group, Cleaver Brooks, Power Flame (a subsidiary of Aztec Inc.), among others.

These companies provide systems that include low and ultra-low NOx burners, selective and non-selective catalytic reduction systems, and other pollution control technologies. They are well-established and their combustion and emissions control systems are based mostly on mature, well-understood and proven technologies. As a result of the relatively slow pace of developing and adopting innovation, we believe the technology and products currently being offered by our large competitors have become commoditized with differentiation between suppliers most often based on price. We believe that these industry characteristics provide both an opportunity and a barrier to more nimble, disruptive companies.

From a customer’s perspective, installation of legacy air pollution control technologies is viewed as a method of avoiding fines, as a cost of doing business, and as a means to operate within current and anticipated future regulatory requirements.

Unlike most other kinds of capital equipment that provide an economic return through enhanced productivity or efficiency, we believe customers of traditional emissions control equipment do not expect any positive return on emissions control investments other than the ability to continue to operate or avoid fines. We believe that the ClearSign CoreTM suite of products are further differentiated from its competitors because they give prospective customers the opportunity to greatly reduce capital investment and, in certain cases, realize a return on investment through increased efficiency and/or increased productivity.

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

Go to Market Strategy

We developed our “go to market” strategy for the ClearSign CoreTM combustion business considering our strengths and weaknesses. The most important weaknesses are related to the barriers to entry identified above. We are a small company with limited financial resources and do not have the infrastructure to meet the requirements of our sophisticated target global customers without significant investment and increase in operational costs. Further, although we have highly skilled and experienced employees, we do not have the manpower to provide comprehensive service and customer support ourselves. We believe that it is in the best interests of the Company and our stockholders to develop our business utilizing an “asset light” model. Accordingly, we continuously seek to collaborate with strategic partners to the extent possible to sell our products and maximize the profitability of those sales.

We believe that our technology is our main strength, which has been developed to provide a standard set of “core” components that can be incorporated into any generic OEM burner body. These components enable unique performance that minimizes emissions and controls flame size. We believe that our strengths also include the market opportunity potentially created by new and anticipated environmental emissions control regulations. These regulations will potentially require combustion performance that either exceeds the technology available from the incumbent equipment manufacturers or require retrofitting existing equipment with a post-combustion clean up apparatus, which is very expensive, especially for small to mid-sized heaters. We believe that the incumbent burner OEM product development approaches are, and will continue to be, incremental in nature, and are unlikely to pose a significant threat to the value provided by our ClearSign CoreTM technology in the foreseeable future.

Manufacturing Footprint and Product Quality Strategy

Our business has been, and continues to be, developed with the goal of combining our technology with the infrastructure and resources of major OEM equipment manufacturers. Through such business relationships, OEM burner manufacturers can reap the benefits of adding truly differentiated and unique product lines to their offerings and we can overcome the barrier to market of needing to build capital and operating expense-intensive infrastructure and hiring a large specialist staff. We also believe that having orders fulfilled by well-known and trusted suppliers will reduce the risk, as perceived by prospective customers, of dealing with a smaller company. We expect that developing strategically chosen collaborative business arrangements will result in our ability to supply ClearSign CoreTM technology to major global customers in large quantities together with the attendant engineering, quality control, customer support and project management services required by these sophisticated customers. We also believe that our collaborative business arrangements will enable our OEM relationships to offer a unique product in the marketplace and provide both parties with a potentially significant commercial opportunity. Forming such collaborations and relationships is expected to dramatically accelerate the global sales and market adoption of our technology.

As announced in June 2019, we already have an agreement in place with Zeeco, who is one of the world’s largest burner manufacturers, to globally manufacture ClearSign CoreTM process burners. In December 2024, Zeeco and us announced the launch of a co-branded ClearSign CoreTM process burner product line. We believe that this announcement marked the next stage of evolution in our relationship with Zeeco, where we will work together to market and sell ClearSign CoreTM technology. We are continuing to negotiate this next phase of our relationship, but we view this announcement as a commitment to solidify our shared marketing and sales efforts of ClearSign Core™ technology going forward.

In addition, we have a collaborative agreement with California Boiler to sell and produce both fire tube boiler burner and flare products. California Boiler created a wholly owned subsidiary Rogue Combustion for the purpose of marketing boiler burner systems solution using our ClearSign CoreTM technology, which are branded as Near Zero NOx (“NZN”), Sub 5ppm NOx (“S5”) and Sub 9ppm NOx (“S9”) solutions. Typically, boiler burner customers rely on integrated service providers to design, install and service boiler burner systems. Further, our collaborative relationship with California Boiler and Rogue Combustion aligns with our “asset light” philosophy by providing us with a low-cost path to market, by limiting human capital investment in maintenance and installation technicians.

Sales Channel and Marketing Strategy

In addition to targeting OEM manufacturers and service providers to augment our manufacturing footprint and on-time service capabilities, we target sales and marketing efforts at OEM heater companies and engineering companies supporting our refining, petrochemical and energy infrastructure customers. By focusing on this sales channel, we believe we can quickly gain repeat sales given that these customers act as a conduit to multiple end users, which also allows us to maximize the reach of our limited selling and marketing resources. As an example, as a result of adopting this go-to-market strategy, we received multiple orders originating from a single heater OEM.

We value and nurture our relationships with end users, and we view this sales channel as a critical path to overall market acceptance, since end users ultimately own and operate our equipment. Further, by maintaining and growing such relationships, we were able to successfully enter the market and generate the first adopters of our technology. We further believe that fostering these relationships will help us drive demand for our products downstream to OEM heater manufacturers and engineering service companies. We expect that these end users, as first adopters of our technology, will also play a vital role in future sales efforts by providing references to prospective customers, given that, based on our experience, prospective customers frequently request a reference from an existing customer.

Another aspect of our marketing strategy relies on obtaining reputable third-party validation of our technology by demonstrating that our burners can meet or exceed the operational characteristics we set out to achieve. As noted above in the “Our Industry” section, the SCAQMD approved new BACT performance guidelines for both single and multi-burner configurations using our burners as part of an assessment review. While BACT guidelines do not specifically endorse our technology, we believe these new guidelines reinforce the viability of our burners’ operational capabilities to any industry skeptic. In addition, we participated in a study executed by the California Gas Emerging Technologies (“GET”) program to test and quantify the emissions improvements and efficiency gains of our ultra-low NOx boiler burner as compared to a conventional (or baseline) ultra-low NOx burner. ICF International, a global advisory and technology service company, released its independent report on October 2, 2024, detailing the results of this study. In summary, our technology reported fuel savings at 3.3% when operating at sub-2.5 ppm NOx and 4.7% at sub-9 ppm NOx; and electricity savings of 7% at sub-2.5 ppm NOx and 25% at sub-9 ppm NOx. We believe these third-party reviews of our technology play a critical role in proving the efficacy of our technologies and dispelling industry skepticism.

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

Our operating activities are substantially all located within the United States, and our customers located in the United States accounted for 100% of revenues in the fiscal years ended December 31, 2025 and 2024. Our two California refinery customers accounted for 15% and 86% of our annual revenue for the years ended December 31, 2025 and 2024, respectively, with Birwelco accounting for 66% and 0% of our annual revenue for years ended December 31, 2025 and 2024, respectively. No other customer represented greater than ten percent of annual revenues for the years ended December 31, 2025 and 2024.

	For the Year Ended
	December 31,
	2025	2024
Birwelco	66%	4%
Customer A	3	59
Customer B	12	27
	81%	90%

Suppliers and Subcontractors

Due to our “asset light” model, we use subcontractors to source, warehouse and manufacture our products. This model allows us to maximize the value of our limited resources while minimizing capital investment. Our subcontractor for the process burner product line is intentionally single sourced through a collaborative agreement with a well-known and established industry leader,

Zeeco, as described above. Our boiler burner product line is not dependent upon a single-sourced subcontractor. While we continuously assess possible improvements in productivity and supply chain efficiency, there can be no assurance that our subcontractors will not experience supply interruptions, production capacity constraints or working capital limitations, which could adversely affect our business.

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

We will continue to assess research and development opportunities to develop new product offerings where appropriate based on customer feedback and market trends. We are currently continuing to develop our flame sensing and hydrogen burner technology, which is discussed in detail under the “ClearSign Core™ Technology Product Applications” section above in addition to the expansion of our burner technologies, as well as potentially other technologies aligned with our expertise and business focus, into adjacent customer applications and market verticals.

Intellectual Property Protection

We have generated inventions that we believe to be patentable subject matter and for which we have been seeking protection through patent application filings. As of December 31, 2025, we have 75 active patent grants and another 20 patents pending with Patent Offices in the United States, China, and various European countries. We maintain an active review process to monitor for new inventions across the globe that threaten our intellectual property protection. Our active patents range in age of duration from 8 years to 18 years, with the majority approximating 11 years of life remaining.

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

Federal and state regulatory authorities have pursued regulatory and policy initiatives impacting air emissions in the United States from a variety of sources, but such initiatives continue to be controversial and subject to frequent changes and revisions depending on legal and political developments. At this time, we believe that the current U.S. administration does not support “green initiatives.” For example, in February 2026, the EPA finalized its rescission of the 2009 greenhouse gas endangerment finding under the Clean Air Act, which determined that certain greenhouse gas emissions qualify as air pollution that endangers human health or the environment. The final rule rescinding the 2009 greenhouse gas endangerment finding is expected to be challenged in the U.S. Court of Appeals for the District of Columbia Circuit and ultimately appealed to the U.S. Supreme Court for final adjudication, which could take several years. However, we believe that this final rule will have no impact on future regulations and rules regarding NOx emissions promulgated under the Clean Air Act.

We are currently not aware of any current or proposed federal, state or local environmental compliance regulations that would have a material detrimental effect on our business objectives or operations, including the recent rescission of the 2009 greenhouse gas endangerment finding by the EPA. The U.S. environmental regulation that supports the adoption of our technology originates from the Clean Air Act, as well as state laws and regulations impacting air emissions, which provides a framework for protecting and improving air quality and controlling sources of certain emissions, including NOx emissions. The Clean Air Act had several subsequent amendments specifically targeting NOx emissions, including the 1990 amendments to the Clean Air Act, or the Acid Rain Program, which contained requirements to reduce NOx emissions through the use of available combustion controls, which remains unchanged after the rescission of the 2009 greenhouse gas endangerment finding. Therefore, by itself, the rescission of the 2009 greenhouse gas endangerment finding has no impact on us, our business objectives or operations. While the current political environment may not be conducive for strengthening emissions controls at a national level, we believe global mega trends induced by social and political sentiment, and local and state regulatory requirements have laid the groundwork for continued support and adoption of our technology. In addition, we do not anticipate any major capital expenditures to be required in order for our technology to comply with any environmental protection regulations.

We believe that we offer major advances in emissions reductions and efficiency improvements. We also believe that emissions regulations could require a reduction in pollutants such as NOx thereby potentially enhancing market demand for our technology upon implementation of any such regulations. Possible legislation related to greenhouse gases, boiler Maximum Available Control Technology (“MACT”) rules, or other general reductions in required pollutant levels globally, especially in the U.S. could bolster our ability to meet our business objectives. Although the timing of any such regulations is uncertain, the general trend over the last decades continues to be government-mandated reduction for all criteria pollutants. Ultimately, it may be possible for our technology to achieve BARCT and/or MACT designation. We believe that the availability of our technology alone may accelerate the regulatory authorities’ willingness to adopt more stringent environmental regulations. Further, we believe that efficiency improvements, combined with the elimination of flame impingement, could generate market demand regardless of the existing regulatory framework because the potential efficiency, productivity and savings gains from our products could result in the adoption of our technology.

Human Capital

As of December 31, 2025, we had 15 full-time employees, and no part-time employees. Our employees are not covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information

We were incorporated in the State of Washington on January 23, 2008. Effective June 14, 2023, we changed our domicile from the State of Washington to the State of Delaware by means of a plan of conversion. The address of our corporate headquarters is 8023 East 63rd Place, Suite 101, Tulsa, Oklahoma 74133 and our telephone number is (918) 500-7312. We currently operate in the United States.

On July 28, 2017, the Company incorporated a subsidiary, ClearSign Asia Limited, in Hong Kong to represent the Company’s business and technological interests throughout Asia. Through ClearSign Asia Limited, the Company has established a wholly foreign owned enterprise in China named ClearSign Combustion (Beijing) Environmental Technologies Co., LTD. On August 22, 2024, the Company’s board of directors (the “Board”) approved to file for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can resume its China operations at any time during those three years with minimal cost impact. The effective date of our dormancy filing was March 12, 2025.

The name “ClearSign,” the “ClearSign Technologies Corporation” logo, and other registered or common law trademarks or service marks of ClearSign Technologies Corporation appearing in this report are the property of ClearSign Technologies Corporation. Other trademarks and tradenames referred to in this report, if any, are the property of their respective owners. Solely for convenience, trade names, trademarks, and service marks referred to in this report may appear without the ® or TM symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to such trade names, trademarks, and service marks.

Available Information

Our website address is www.clearsign.com. The information in our website is not incorporated by reference into this report. Through a link on the “Investors” section of our website, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You can also read any materials submitted electronically by us to the SEC on its website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

The risks described below are not the only risks we face. Further, these disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events, if any, are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of December 31, 2025, we had a total accumulated deficit of approximately $104.5 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to commercialization activities, product development, consulting costs, marketing and other promotional activities. In addition, we expect to continue incurring costs related to human capital development and strategic partnership development. We may never generate significant revenue and we may never be profitable.

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

Changes to environmental regulations or future legislation could make our technology less desirable.

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

Further, on February 18, 2026, the EPA published a final rule to rescind the 2009 greenhouse gas endangerment finding (which had concluded that greenhouse gases endanger public health and welfare). While we currently do not expect this rule to materially impact our business, financial condition and results of operations, and although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse or toxic gas emissions would impact our business, the impact of the results of further proceedings and rules and potential future greenhouse or toxic gas emission regulations remains uncertain, but it could be material to the extent that these developments make our technology less desirable.

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

Our annual revenue has been highly concentrated, with a few customers accounting for a significant percentage of our total revenue. For the years ended December 31, 2025 and 2024, our three largest customers represented approximately 81% and 86% of total revenue, respectively. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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

We may be a party to claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, our securities offerings, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, stockholder engagement, employment of our workforce and immigration requirements, indemnification and/or advancement obligations or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business.

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

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as deductibles and caps on amounts of coverage. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to coverage for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our available insurance coverage for a particular claim. Further, whether or not we are named as a party to a particular proceeding or threatened proceeding, we may be subject to indemnification and/or advancement obligations to our current directors and executive officers as well as other third parties, which may include former directors, that could subject us to fees and expenses incurred in connection with any threatened proceedings, or proceedings, and possibly liability for damages or other amounts that may be payable as a result of any judgments or settlements.

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

Further, the materials that our subcontractors may import from time to time are generally at prices that support our current operating margins. These imports may be subject to custom requirements, tariffs, and quotas set by governments through mutual agreements or unilateral actions. The U.S. tariffs on steel and other imported goods may increase the costs of our foreign sourced materials, and any escalation in the tariffs may increase the impact, including without limitation recent tariffs against goods imported from China, Mexico, and Canada enacted by the current administration, as modified from time to time, and any retaliatory tariffs issued in response thereto. In case our operating costs increase materially as a result of any implemented tariffs, in order to sustain current operating margins, we may increase the costs of our products to customers and end users, or find alternative, similarly priced sources that are not subject to tariffs, which may delay our operations. If we are unable to effectively implement countermeasures to any proposed, or implemented, tariffs, our operating margins will be impacted.

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

Geopolitical issues around the world can impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflict in Ukraine, Israel, Venezuela, Iran and Strait of Hormuz on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While we do not purchase any of significant raw materials directly from these regions, they have significant global reach on commodity prices. Disruptions in the markets for those inputs could negatively impact the world and domestic economy. Also, these conflicts have exacerbated geopolitical tensions globally. While the demand of our services in the U.S. have not yet been affected by these conflicts, we cannot predict the impact that the conflicts may have on future financial results. For example, domestic customers for some of our product lines may choose to reduce discretionary spending on goods and services such as ours until this volatility subsides.

We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.

As of December 31, 2025, we had investments in short-term (i.e., less than three months) U.S. treasuries and money market accounts backed by U.S. treasuries. In the future, we may invest in long- or short-term U.S. treasuries or other marketable securities with maturities of up to one year. Currently, we do not use financial derivatives to hedge our interest rate exposure.

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

We completed the initial public offering of our common stock in April 2012. Since that time, our common stock (Nasdaq: CLIR) has traded as low as $3.50 per share (or $0.35 per share on a pre-reverse stock split basis) and as high as $117.50 per share (or $11.75 per share on a pre-reverse stock split basis) based upon daily closing prices, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, agreements with research facilities or co-development partners, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the alternative energy industry or clean technology industry, and changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’. Such broad market fluctuations may adversely affect the market price of our securities.

There may be future sales of our common stock, or a perception that these sales could occur, which events could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. For instance, the securities issued in our recent equity offerings (see “Note 9 – Equity” for additional information), as well as the shares of common stock underlying our outstanding warrants, have been registered for resale and are freely tradable without restriction or further registration under the Securities Act. As a result, a substantial number of shares of common stock may be sold in the public market, subject to certain beneficial ownership restrictions. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock.

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

We will have broad discretion as to the proceeds that we receive from the cash exercise by any holder of our outstanding warrants, and we may not use the proceeds effectively.

We may receive up to approximately $22.4 million in aggregate gross proceeds from cash exercises of our outstanding warrants based on the per share exercise price of such warrants, and to the extent that we receive such proceeds, we intend to use the net proceeds from cash exercises of the warrants for working capital, research and development, marketing and sales, and general corporate purposes. We have considerable discretion in the application of such proceeds. You must rely on our judgment regarding the application of the net proceeds from cash exercises of the warrants, which may be used for corporate purposes that do not improve our profitability or increase the price of our shares of common stock. Such proceeds may also be placed in investments that do not produce income or that lose value. The failure to use such funds by us effectively could have a material adverse effect on our business, financial condition, operating results and cash flow.

You may experience future dilution as a result of issuance of the shares of common stock underlying our outstanding warrants, future equity offerings by us and other issuances of our common stock or other securities. In addition, the issuance of the shares of common stock underlying our outstanding warrants, to the extent our outstanding warrants are exercisable, and future equity offerings and other issuances of our common stock or other securities may adversely affect our common stock price.

You may experience future dilution as a result of the issuance of the shares of common stock underlying our outstanding warrants and other issuances of our common stock or other securities. In order to raise additional capital, if needed, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share as prior issuances of common stock. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share previously paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or securities convertible into common stock in future transactions may be higher or lower than the prices per share for previous issuances of common stock or securities convertible into common stock paid by certain investors. In addition, the exercise price of our outstanding warrants may be equal to or greater than the price per share previously paid by certain investors. You will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our equity incentive programs.

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

As of December 31, 2025, we had outstanding options for the purchase of approximately 287 thousand shares of common stock (or 2,871 thousand shares on a pre-reverse stock split basis) and 53 thousand shares underlying outstanding restricted stock units

(“RSUs”) (or 526 thousand shares on a pre-reverse stock split basis). Under the ClearSign Technologies Corporation 2021 Equity Incentive Plan (as it may be amended from time to time, the “2021 Plan”) and the ClearSign Technologies Corporation 2013 Consultant Stock Plan (the “2013 Consultant Plan,” and collectively, the “Plans”), we have the ability to grant awards of shares, RSU’s or options to purchase shares of our common stock to employees, officers, directors, independent contractors and agents. Furthermore, the Plan provides for increases in the number of shares available for awards based on the terms outlined in such Plan. Certain holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their options and RSUs and sell a large number of shares. This could cause the market price of our common stock to decline.

The effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.

The reverse stock split alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of the Board when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

Additionally, the effective increase in the number of shares available for issuance could, under certain circumstances, have anti-takeover implications. For example, the additional shares of common stock that have become available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. Although our reverse stock split is prompted by other considerations and not by the threat of any hostile takeover attempt, stockholders should be aware that our reverse stock split could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement.

On April 1, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department of Nasdaq notifying us that, for 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share required for continued listing pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock, and we were initially given 180 calendar days, or until September 29, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2), which was extended by an additional 180 calendar days, or March 30, 2026. On March 16, 2026, we effected a reverse stock split of our issued and outstanding shares of common stock at a ratio of one post-split share for every 10 pre-split shares. We received written confirmation from Nasdaq notifying us that we have regained compliance with Nasdaq Listing Rule 5550(a)(2) on March 30, 2026.

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future;
●	reduced liquidity for our stockholders;
●	potential loss of confidence by customers, collaboration partners and employees; and
●	loss of institutional investor interest.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect our common stock or other securities.

We are authorized to issue 2 million shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by the Board. The Board is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of our stockholders. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

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

As a public company reporting to the SEC, we incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company. These costs totaled $3.0 million in 2025. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (with the exception of the requirement of auditor attestation of internal control over financial reporting from which we are currently excluded as a non-accelerated filer company), as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that as we grow could increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel continually devote a substantial amount of time to these compliance initiatives. Furthermore, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, our Board committees or as executive officers.

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

ITEM 2. PROPERTIES.

Our principal office is located at 8023 East 63rd Place, Suite 101 Tulsa, Oklahoma 74133 with satellite offices located in Seattle and Beijing, China. At our principal office in Tulsa, we lease 3,922 square feet of office space, under a lease which expires in September 2027. Monthly minimum rent is approximately $5 thousand with an annual 2.0% increase. The Company also sub-leases 940 square feet of office space located in Seattle, Washington and 656 square feet in Beijing, China. The minimum monthly rent for our Seattle location is approximately $2 thousand with a termination date of September 30, 2026. The term of the Beijing lease began on June 1, 2024 and expires in June 2027. The monthly minimum rent for our Beijing location is approximately $3 thousand (20,000 RMB).

We believe that the facilities we currently lease are adequate to meet our needs for the immediate future, and that, should it be needed, additional space can be acquired or leased to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm our business. As of the date of this report, we are not a party to any material pending legal proceedings, except as set forth below.

Catharine M. de Lacy, David Maley, and Judith Schrecker v. ClearSign Technologies Corporation, Case No. 2026-0082-CDW (Delaware Court of Chancery)

On January 16, 2026, Judith Schrecker, David Maley, and Catharine M. de Lacy (“Former Directors”), filed a petition for advancement in the Delaware court of Chancery for an advancement of legal fees relating to a request, by us, for the Former Directors to return material generated by the Special Committee. The advancement proceedings will effectuate an advancement of monies to the Former Directors counsel for monies incurred to represent the Former Directors in this matter. The advancement proceeding will follow a prescribed court process where the legal fees will be reviewed with the goal of concluding reasonable amount payable to the Former Directors’ counsel for representation in this matter. At the date of this report, we do not believe this proceeding will have a material adverse effect on the future operations of the Company. To account for this matter, we have accrued $180 thousand as an estimate for legal services rendered during 2025. Subsequent to December 31, 2025, the total advancement request amounted to $319 thousand.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “CLIR”.

Holders of Record

According to our transfer agent, as of March 24, 2026, we had 293 stockholders of record. This number does not include an indeterminate number of holders whose shares are held by brokers in street name. Our common stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Issuances of Unregistered Securities

On December 31, 2025, we issued 375 shares of common stock (or 3,750 shares on a pre-reverse stock split basis), having a weighted average per share value of $8.90 (or $0.89 per share on a pre-reverse stock split basis) from our 2013 Consultant Plan to our investor relations firm, Firm IR Group LLC, for services provided in the three months ended December 31, 2025. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

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

We had no share repurchase activity for the three months ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors.”

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

We have incurred losses since inception totaling $104.5 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of December 31, 2025, we have raised approximately $105.3 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Board Compensation Change

On December 22, 2025, the Board, upon recommendation of the Human Capital and Compensation Committee of the Board, approved an updated director compensation policy, effective as of January 1, 2026 (the “Director Compensation Policy”). The Director Compensation Policy provides for an annual cash compensation of $60 thousand will be payable to the Company’s non-employee directors in equal quarterly installments, payable in arrears on the last day of each fiscal quarter in which the service occurred, with the amount pro-rated if a non-employee director started during a quarter. Additionally, each non-employee director may elect to receive all or a portion of his or her cash compensation in the form of RSUs, which RSUs’ fair market value will be based on the closing price of our common stock as reported on Nasdaq on the date of grant. Further, our non-employee directors will be eligible to receive non-statutory stock options grants with an aggregate fair market value of $40 thousand annually. The non-statutory stock option grants will be issued in quarterly installments, in arrears, on the last day of each fiscal quarter in which the service occurred. The RSUs and non-statutory stock options each non-employee director may receive under this Director Compensation Policy will be issued under our 2021 Plan.

Reverse Stock Split

On February 26, 2026, at our special meeting of stockholders, our stockholders approved a certificate of amendment to our certificate of incorporation (the “Charter Amendment”) to effect a reverse stock split of our outstanding shares of common stock at a ratio to be determined by the Board. On March 6, 2026, we filed the Charter Amendment with the Secretary of State of Delaware which effected a 1-for-10 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Time on March 16, 2026. As a result of the reverse stock split, every ten shares of common stock were combined into one issued and outstanding share of common stock, with no change in the $0.0001 par value per share. Holders of fractional shares received, in lieu of any fractional share, the number of shares rounded up to the next whole number at the participant level with the Depository Trust Company. All equity awards outstanding and common stock reserved for issuance under our equity incentive plans and warrants outstanding immediately prior to the reverse stock split were proportionately adjusted, and any exercise prices were proportionately increased, to reflect the reverse stock split.

Compliance with Nasdaq Minimum Bid Price Requirement

We received written confirmation from Nasdaq notifying us that we have regained compliance with Nasdaq Listing Rule 5550(a)(2) on March 30, 2026.

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

The Company’s contracts generally include progress payments from customers upon completion of defined milestones. As these payments are received, they are recorded as a contract liability. Upon completion of the performance obligations and collectability is determined, revenue can be recorded. The Company records cost of goods sold based on allocated costs assigned to performance obligations. Allocations can occur based on overall estimated contract profit or readily identifiable cost assignments. For any contract in connection with which the Company is expected to incur costs in excess of the contract price, the Company accrues the estimated loss in the period such determination is made.

Deferred Costs and Cost of Sales

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize contractual costs incurred for direct labor, overhead allocations, supplier costs and subcontractor costs. Costs capitalized are amortized to costs of goods sold at a point in time upon completion of contractual performance obligations based on allocated costs assigned to such performance obligations. For any contract expected to incur costs in excess of the total contractual value, we accrue the estimated loss in full in the period such determination is made.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, computer modeling costs and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs are offset by any funds received from strategic partners in cost sharing, collaborative projects. During the years ended December 31, 2025 and 2024, the Company received zero and $145 thousand, respectively, from such arrangements.

Share-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the audited, condensed consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized over the remaining service period when the Company has determined it is probable that the performance condition will be achieved. Share-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Highlights of our annual financial performance are as follows:

	For the Year Ended
(in thousands, except per share data)	December 31,
	2025	2024	$ Change	% Change
Revenues	$5,234	$3,596	$1,638	45.6%
Cost of goods sold	3,810	2,478	$1,332	53.8%
Gross profit	1,424	1,118	$306	27.4%
Research and development	1,422	1,471	$(49)	(3.3)%
General and administrative	6,673	6,135	$538	8.8%
Operating expenses	8,095	7,606	$489	6.5%
Other income, net	1,175	1,189	$(14)	(1.2)%
Net loss	$(5,496)	$(5,299)	$(197)	(3.8)%
Basic and diluted net loss per common share	$(0.99)	$(1.08)	$0.09	8.3%

Revenues and Gross Profit

Consolidated revenues for the years ended December 31, 2025 and 2024 were $5,234 thousand and $3,596 thousand, respectively. Revenues increased by $1,638 thousand, or 45.6%, during the year ended December 31, 2025, compared to the same period in 2024. Revenues for the year ended December 31, 2025 were generated from orders related to our process burners, midstream burners, flares, engineering services and spare part offerings. During the year ended 2025, our revenues were predominantly generated from our process burner offerings. Typically, our process burner contracts include three to four different performance obligations by which we can recognize revenue, which include design engineering, customer witness tests and burner shipment, with a CFD study as an optional fourth performance obligation. We allocate revenue to these performance obligations in the following order of importance: burner shipment, customer witness test, CFD study and engineering design. The difference in revenues from the year ended December 31, 2025, to the same period in 2024, is primarily due to an increase in performance obligations related to CFD studies, customer witness tests, flare shipments and spare part deliveries, which was slightly offset by a decrease in boiler burner deliveries. During the year ended December 31, 2024, our revenues were predominantly generated from orders related to our process burner, boiler burner, and spare part offerings.

Gross profit increased by $306 thousand, or 27.4%, for the year ended December 31, 2025, compared to the same period in 2024. The favorable increase in gross profit for the year ended December 31, 2025, was predominantly due to higher revenues, which was offset by an additional warranty accrual recognized during the year ended December 31, 2025. Specifically, during the three months ended December 31, 2025, gross profit was impacted by $447 thousand for the additional warranty accrual recorded as part of our year-end financial reporting processes (see “Note 7 – Product Warranties” for more information). We assessed the adequacy of our accrued warranty balance and determined an adjustment was necessary for potential in-field burner modifications related to certain completed jobs. The year-over-year gross profit decreased due to additional warranty expenses, which was partially offset by a year-over-year increase in spare parts and engineering service orders, which typically contain a favorable profit margin profile compared to our other service and product offerings.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses for the year ended December 31, 2025 remained relatively consistent year-over-year compared to the same period in 2024, and the decreases and increases in this expense category were not unexpected. See “Note 2 – Summary of Significant Accounting Policies - Research and Development, and Government Assistance” for more information about the type of costs included within R&D expenses.

General and Administrative

G&A expenses for the year ended December 31, 2025 increased by $538 thousand, or 8.8%, compared to the same period in 2024. This unfavorable increase in G&A expenses was primarily due to an increase of approximately $746 thousand in legal fees, including (i) approximately $131 thousand in legal fees pertaining to work performed in connection with a regulatory inquiry by the SEC into the trading of our securities in 2020; (ii) approximately $435 thousand in legal fees pertaining to work performed for the former Special Committee; and (iii) an accrual of approximately $180 thousand related to an advancement claim filed by three former directors (refer to “Item 3. Legal Proceedings” for further details). We also incurred an increase in legal and audit costs of approximately $205 thousand related to services provided for the preparation and filing of our “shelf” registration statement on Form S-3 (the “Form S-3”) and work performed in connection with our At-the-Market (“ATM”) program with H.C. Wainwright & Co., LLC (“Wainwright”). In addition, non-cash expenses increased approximately $469 thousand year-over-year related to the vesting of RSUs in connection with the departure of three directors from the Board. Increases in G&A expenses for the year ended December 31, 2025 were partially offset by an expense decrease of approximately $394 thousand related to our China dormancy cost accrual that occurred during the year ended December 31, 2024, which did not occur during the same period in 2025. G&A expense increases were further partially offset by a decrease of $154 thousand in costs related to certain incentive compensation to our employees and executive officers for which the performance target metrics were not achieved, and year-over-year increase in deferred costs due to labor and overhead cost capitalizations of $268 thousand during the year ended December 31, 2025.

Other Income

Other income for the year ended December 31, 2025 remained relatively consistent year-over-year compared to the same period in 2024, and the decreases and increases in other income were not unexpected. See “Consolidated Statements of Operations and Comprehensive Loss” for more information about the various types of income and expense included within this line item.

Liquidity and Capital Resources

At December 31, 2025, our cash and cash equivalents balance totaled $9,178 thousand compared to $14,035 thousand at December 31, 2024, a decrease of $4,857 thousand. The decrease in cash and cash equivalents is primarily attributable to our net loss of $5,496 thousand and an increase in our accounts receivables of $1,195 thousand, which was partially offset by our non-cash expenses of $1,238 thousand.

At December 31, 2025, our current assets were in excess of current liabilities resulting in working capital of $8,642 thousand as compared to $12,809 thousand at December 31, 2024. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of December 31, 2025, approximately 2.1 million shares (or 21.3 million on a pre-reverse stock split basis) of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.4 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. Our outstanding warrants require the warrant holder to tender cash upon exercise, with the exception of the outstanding underwriter’s warrants and placement agent warrants, which allows the holder of such warrants to exercise cashless if they so desire.

These equity financial instruments may from time-to-time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent in which we will be able to raise funds in this manner. Additionally, under our ATM program with Wainwright, acting as sales agent, we are able to offer and sell shares of our common stock from time to time for an aggregate offering price of up to $10.39 million pursuant to our Form S-3 (see “Note 9 – Equity” for more information).

Operating activities for the year ended December 31, 2025, resulted in cash outflows of $4,736 thousand, primarily due to the net loss of $5,496 thousand and an increase in our accounts receivables of $1,195 thousand during such period, which was partially offset by net non-cash expenses of $1,238 thousand. The increase in accounts receivables was predominately driven by a shipment of twenty-six process burners and completion of multiple CFD studies during the month of December 2025.

Operating activities for the year ended December 31, 2024, resulted in cash outflows of $4,373 thousand, primarily due to the net loss of $5,299 thousand and a decrease in contract liabilities of $1,408 thousand during such period, which was partially offset by net non-cash expenses of $846 thousand, and an increase in accounts payable, accrued liabilities and lease liabilities of $816 thousand. The increase in accounts payable, accrued liabilities and lease liabilities was predominately driven by our decision to suspend our China operations during the year ended December 31, 2024. The change in contract liabilities during the year ended December 31, 2024, was predominantly impacted by our shipment of process burners during the year ended December 31, 2024 (see “Note 5 – Revenue, Contract Assets and Contract Liabilities” and “Note 6 – Deferred Costs” below for additional information).

Investing activities for the year ended December 31, 2025, resulted in cash outflows of $101 thousand, which is primarily attributable to $97 thousand of disbursements for patents and other intangible assets.

Investing activities for the year ended December 31, 2024, resulted in cash outflows of $218 thousand, which is primarily attributable to $179 thousand of disbursements for patents and other intangible assets.

Financing activities for the year ended December 31, 2025, resulted in cash outflows of $21 thousand, which is primarily attributable to $45 thousand of disbursements related to taxes paid for the vesting of certain employee RSUs and stock awards, partially offset by $24 thousand in net proceeds received from the exercise of our outstanding warrants.

Financing activities for the year ended December 31, 2024, resulted in cash inflows of $12,946 thousand, which is primarily attributable to the net proceeds received of $12,967 thousand from the issuance of securities in connection with our equity offerings during 2024.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (“2013 Framework”). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Consolidated Financial Statements

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements on page 42 located in this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

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

3.3**

Certificate of Amendment, as filed with the Secretary of the State of Delaware on March 6, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2026).

3.4**

Amended and Restated Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

3.5**

Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 14, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2023).

3.6**

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

10.5+**

ClearSign Technologies Corporation 2021 Equity Incentive Plan (incorporated by reference to Appendix A from the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 7, 2021).

10.6+**

2021 Equity Incentive Plan Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

10.7+**

2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

10.8+**

2021 Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

10.9+**

Offer Letter dated October 18, 2021 by and between the Company and Brent Hinds (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021).

10.10**

Lease Agreement, entered into as of June 20, 2016, between Paradigm Realty Advisors, L.L.C. and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.11**

First Amendment to Lease, entered into as of July 29, 2019, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.12**

Second Amendment to Lease, entered into as of January 14, 2020, between Tulsa Portfolio Oklahoma Realty LP and ClearSign Technologies Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.13+**

Amendment to Employment Agreement between the Company and Colin James Deller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.14+**

Amendment to Offer Letter between the Company and Brent Hinds, dated August 8, 2023 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

10.15**

Form of Warrant Agency Agreement, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).

10.16**	Securities Purchase Agreement, dated as of April 19, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2024).
10.17**

Amendment to Securities Purchase Agreement, dated as of April 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).

10.18**

Amendment to Warrant Agency Agreement, dated as of May 15, 2024, by and between ClearSign Technologies Corporation and VStock Transfer, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1 filed with the Securities and Exchange Commission on May 20, 2024).

10.19**	Securities Purchase Agreement, dated June 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).
10.20**

Amendment to Securities Purchase Agreement, dated June 26, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2024).

10.21+**	G. Todd Silva’s Offer Letter, effective as of August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2024).
10.22**

Cooperation Agreement, dated May 22, 2025, by and between ClearSign Technologies Corporation and Richard D. Clarkson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.23**

Cooperation Agreement, dated May 22, 2025, by and between ClearSign Technologies Corporation and Anthony DiGiandomenico (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.24+**	Louis J. Basenese’s Offer Letter, effective as of May 22, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).
10.25+**

Anthony DiGiandomenico’s Offer Letter, effective as of May 22, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2025).

10.26**

At The Market Offering Agreement by and between ClearSign Technologies Corporation and H.C. Wainwright & Co., LLC, dated July 17, 2025 (incorporated by reference to Exhibit 1.2 to the Company’s Form S-3 filed with the Securities and Exchange Commission on July 17, 2025).

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

ClearSign Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearSign Technologies Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ClearSign Technologies Corporation and subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Carrying Cost of Patents and Other Intangible Assets

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s patents and other intangible assets, net balance was $0.8 million as of December 31, 2025. The Company capitalizes third-party legal costs and filing fees, if any, associated with obtaining patents or other intangible assets. Once a patent asset has been placed in service, the Company amortizes these costs over the shorter of the asset’s legal or estimated economic life using the straight-line method. The Company also evaluates for potential impairment of long-lived assets, including intangible assets composed of patents, no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

San Jose, California

March 31, 2026

ClearSign Technologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$9,178	$14,035
Accounts receivable	1,360	165
Deferred costs	329	562
Prepaid expenses and other assets	359	454
Total current assets	11,226	15,216

Fixed assets, net	195	238
Patents and other intangible assets, net	760	830
Total Assets	$12,181	$16,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,644	$1,220
Current portion of lease liabilities	96	75
Accrued compensation and related taxes	564	671
Contract liabilities	100	441
Other current liabilities	180	—
Total current liabilities	2,584	2,407
Long Term Liabilities:
Long term lease liabilities	67	113
Total liabilities	2,651	2,520

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 5,328,730 and 5,028,585 shares issued and outstanding at December 31, 2025 and 2024, respectively.*	1	1
Additional paid-in capital*	114,061	112,800
Accumulated other comprehensive loss	(20)	(21)
Accumulated deficit	(104,512)	(99,016)
Total stockholders' equity	9,530	13,764

Total Liabilities and Stockholders' Equity	$12,181	$16,284

* Share, additional paid-in capital, and per share amounts for the years ended December 31, 2025 and 2024 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected on March 16, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	For the Year Ended
	December 31,
	2025	2024

Revenues	$5,234	$3,596
Cost of goods sold	3,810	2,478
Gross profit	1,424	1,118

Operating expenses:
Research and development	1,422	1,471
General and administrative	6,673	6,135
Total operating expenses	8,095	7,606

Loss from operations	(6,671)	(6,488)

Other income, net:
Interest income	439	516
Government assistance	736	664
Other income, net	—	9
Total other income, net	1,175	1,189
Net loss	$(5,496)	$(5,299)

Net loss per share - basic and fully diluted	$(0.99)	$(1.08)

Weighted average number of shares outstanding - basic and fully diluted*	5,551,194	4,893,599

Comprehensive loss:
Net loss	$(5,496)	$(5,299)
Foreign-exchange translation adjustments	1	(4)
Comprehensive loss	$(5,495)	$(5,303)

* Share and per share amounts for the years ended December 31, 2025 and 2024 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected on March 16, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2025

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares*	Amount*	Paid-In Capital*	Loss	Deficit	Equity
Balances at December 31, 2024	5,028	$1	$112,800	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	85	—	893	—	—	893
Fair value of stock issued in payment of accrued compensation	33	—	279	—	—	279
Shares issued for services	10	—	65	—	—	65
Exercise of warrants	2	—	24	—	—	24
Exercise of prefunded warrants	170	—	—	—	—	—
Foreign-exchange translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(5,496)	(5,496)
Balances at December 31, 2025	5,328	$1	$114,061	$(20)	$(104,512)	$9,530

* Share, additional paid-in capital, and per share amounts for the years ended December 31, 2025 and 2024 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected on March 16, 2026.

ClearSign Technologies Corporation

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2024

				Accumulated Other		Total
(in thousands, except per share data)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares*	Amount*	Paid-In Capital*	Loss	Deficit	Equity
Balances at December 31, 2023	3,869	$1	$98,925	$(17)	$(93,717)	$5,192
Share-based compensation	31	—	528	—	—	528
Fair value of stock issued in payment of accrued compensation	31	—	326	—	—	326
Shares issued for services	4	—	29	—	—	29
Issuance of common stock in public offering, net of expenses	531	—	2,391	—	—	2,391
Issuance of warrants in public offering, net of expenses	—	—	1,831	—	—	1,831
Issuance of common stock in private placement, net of expenses	225	—	865	—	—	865
Issuance of prefunded warrants in private placement, net of expenses	—	—	1,214	—	—	1,214
Issuance of warrants in private placement, net of expenses	—	—	2,389	—	—	2,389
Issuance of common stock for participation right exercise, net of expenses	335	—	1,447	—	—	1,447
Issuance of prefunded warrants for participation right exercise, net of expenses	—	—	580	—	—	580
Issuance of warrants for participation right exercise, net of expenses	—	—	2,250	—	—	2,250
Exercise of warrants	2	—	25	—	—	25
Foreign-exchange translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(5,299)	(5,299)
Balances at December 31, 2024	5,028	$1	$112,800	$(21)	$(99,016)	$13,764

* Share, additional paid-in capital, and per share amounts for the years ended December 31, 2025 and 2024 have been adjusted to reflect the impact of a 1-for-10 reverse stock split effected on March 16, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

ClearSign Technologies Corporation

Consolidated Statements of Cash Flows

(in thousands)	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,496)	$(5,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	65	29
Share-based compensation, net of tax withholdings	893	528
Depreciation and amortization	189	186
Impairment of intangible assets	3	20
Right-of-use asset amortization	88	86
Lease amendments	—	(3)
Change in operating assets and liabilities:
Deferred costs	233	360
Accounts receivable	(1,195)	122
Prepaid expenses and other assets	95	(104)
Accounts payable, accrued liabilities, and lease liabilities	378	816
Other current liabilities	180	—
Accrued compensation and related taxes	172	294
Contract liabilities	(341)	(1,408)
Net cash used in operating activities	(4,736)	(4,373)

Cash flows from investing activities:
Acquisition of fixed assets	(4)	(39)
Disbursements for patents and other intangible assets	(97)	(179)
Net cash used in investing activities	(101)	(218)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	12,967
Proceeds from exercise of warrants	24	25
Taxes paid related to employee stock awards	(45)	(46)
Net cash provided by (used in) financing activities	(21)	12,946
Effect of exchange rate changes on cash and cash equivalents	1	(4)

Net change in cash and cash equivalents	(4,857)	8,351
Cash and cash equivalents, beginning of period	14,035	5,684
Cash and cash equivalents, end of period	$9,178	$14,035

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$279	$326
Non-cash impact of new lease	$68	$32

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

The Company’s Chief Executive Officer, who is the chief operating decisionmaker (“CODM”), reviews quarterly and annual financial information on a consolidated basis for making operating decisions, allocating resources and evaluating financial performance. The CODM consistently reviews the consolidated statements of operations and comprehensive loss to manage operations and monitor performance against management expectations. Factors considered by the CODM when assessing a reportable segment include factors such as, but not limited to, human capital, intellectual property, customer relationships and business model design.

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the years ended December 31, 2025 and 2024. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States. Our two California refinery customers accounted for 15% and 86% of our annual revenues for the years ended December 31, 2025 and 2024, respectively. Birwelco USA Inc. (a BIH Group company) accounted for 66% and 4% of our annual revenue for the years ended December 31, 2025 and 2024, respectively. No other customer represented greater than ten percent of annual revenues for the years ended December 31, 2025 and 2024.

	For the Year Ended
	December 31,
	2025	2024
Birwelco	66%	4%
Customer A	3	59
Customer B	12	27
	81%	90%

Liquidity

As of December 31, 2025, the Company’s cash and cash equivalents totaled $9,178 thousand, which is sufficient to fund current operating expenses beyond twelve months from the date of issuance of these consolidated financial statements. The Company’s technologies are currently deployed in fully operational commercial installations. In order to generate meaningful revenues and achieve cash flow break-even, we must continue to gain market recognition and acceptance and achieve a critical level of successful sales and product installations.

Historically, the Company has financed operations primarily through issuances of equity securities. Since inception, the Company has raised approximately $105.3 million in gross proceeds through the sale of its equity securities. During the year ended December 31, 2024, the Company sold equity securities, which resulted in aggregate gross proceeds of approximately $14.2 million and net proceeds of approximately $13.0 million, after broker discounts and related fees.

The Company has incurred losses since its inception totaling $104.5 million and expects to experience operating losses and negative cash flows for the foreseeable future. Management believes that the successful growth and operation of the Company’s business is dependent upon its ability to obtain adequate sources of funding through co-development agreements, strategic partnering agreements, or equity or debt financing to adequately support product commercialization efforts, protect intellectual property, form relationships with strategic partners, and provide for working capital and general corporate purposes. There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will result in profitable operations or enable the Company to continue in the long-term as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ClearSign and its subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On March 6, 2026, the Company filed a certificate of amendment to its certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the Company’s shares of common stock, which became effective at 12:01 a.m. Eastern Time on March 16, 2026. Such amendment and reverse stock split ratio were previously approved by the Company’s stockholders and Board.

As a result of the reverse stock split, which was effective for trading purposes on March 16, 2026, every 10 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of holders of common stock, par value and shares authorized were not affected by the reverse stock split. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share at the participant level with the Depository Trust Company. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding immediately prior to the reverse stock split were proportionately adjusted, and the exercise prices were proportionately increased, as a result of the reverse stock split. All share and per-share amounts in these consolidated financial statements have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Revenue Recognition and Cost of Sales

The Company recognizes revenue and related cost of goods sold in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). When applying ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligations are satisfied. Revenues and cost of goods sold are recognized once the goods or services are delivered to the customer’s control or non-refundable performance obligations are satisfied. The Company’s contracts with customers generally have a schedule of performance obligations that are used to allocate transaction prices, as well as a schedule of non-refundable cancellation obligations. The contracts generally will be fully performed upon delivery of certain drawings, services, reports, or equipment. Revenue related to the contracts is recognized following the completion of non-refundable performance obligations as defined in the contract.

The Company’s contracts generally include progress payments from the customer upon completion of defined milestones. As these payments are received, they are recorded as either contract assets or contract liabilities. Upon completion of the performance obligations and collectibility is determined, revenue is recorded at a point in time. The Company records cost of goods sold based on allocated costs assigned to performance obligations. Allocations can occur based on overall estimated contract profit or readily identifiable cost assignments. For any contract that is expected to incur costs in excess of the contract price, the Company accrues the estimated loss in full in the period such determination is made.

Deferred Costs and Cost of Sales

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize contractual costs incurred for direct labor, overhead allocations, supplier costs and subcontractor costs. Costs capitalized are expensed to costs of goods sold at a point in time upon completion of contractual performance obligations based on allocated costs assigned to such performance obligations. For any contract expected to incur costs in excess of the total contractual value, we accrue the estimated loss in full in the period such determination is made.

Advertising

The Company expenses selling and marketing expenses when incurred within the statements of operations and comprehensive loss in general and administrative expenses. The total amount charged to advertising expense for the years ended December 31, 2025 and 2024 was $96 thousand and $114 thousand, respectively.

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

U.S. Treasuries

All of our U.S. treasuries are classified as held-to-maturity based on the Company’s positive intent and ability to hold these securities to maturity and are recorded on an amortized cost basis.

The net carrying amount and amortized cost basis of our treasuries as of December 31, 2025, and 2024 was $5,523 thousand and $10,790 thousand, respectively. The fair value of our treasuries as of December 31, 2025, and 2024 was $5,523 thousand and $10,792 thousand, respectively. We experienced no unrecognized holding gains from our treasuries as of December 31, 2025. We experienced $2 thousand in unrecognized holding gains from our treasuries as of December 31, 2024.

The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. The Company has not experienced any other-than-temporary impairment of its treasuries as of December 31, 2025 and 2024, respectively. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value, with the impairment charged to earnings and the establishment of a new cost basis.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the invoiced amount less an allowance for expected credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for credit losses based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received in addition to an expected credit loss model based on aging analysis as per the invoice date as re-imbursement risks could exist. The vast majority of the outstanding accounts receivable share the same expected credit risk due to the re-imbursement risk and same current customer pool. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The allowance for credit losses as of December 31, 2025 and 2024 was zero.

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

The Company’s financial instruments primarily consist of cash equivalents, accounts receivable, accounts payable, and accrued expenses. Our cash equivalents include money market funds, which are measured at fair value using Level 1 inputs. As of December 31, 2025 and 2024, we had $2,288 thousand and $1,354 thousand in our money market account, respectively.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the consolidated balance sheets. This is primarily attributable to the short-term nature of these instruments. There were no transfers between levels of the fair value hierarchy during the period.

The Company did not identify any other recurring or non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value.

Research and Development, and Government Assistance

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing, collaborative projects. During the year ended December 31, 2025, the Company received no funds from these types of arrangements. During the year ended December 31, 2024, the Company received $145 thousand from these types of arrangements.

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

Share-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or in the case of performance options, expense is recognized over the remaining service period when the Company has determined it is probable that the performance condition will be achieved. Share-based compensation for stock grants to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Foreign Operations

The accompanying consolidated balance sheets as of December 31, 2025 and 2024 include assets amounting to approximately $175 thousand and $145 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $261 thousand has been paid as of December 31, 2025. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The dormancy filing became effective as of March 12, 2025.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic net loss per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. As of December 31, 2025 and 2024, potentially dilutive shares outstanding amounted to 2.5 million (or 24.7 million on a pre-reverse stock split basis) and 2.5 million (or 25.1 million on a pre-reverse stock split basis), respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. Effective January 1, 2025, we adopted ASU 2023-09 on a prospective basis. The impact of adoption on this standard to our accounting policies, processes, and systems was not material. Refer to “Note 8 – Income Taxes” of these consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current deferred costs that arise from transactions accounted for under ASC 606. We elected to early adopt ASU 2025-05 on December 31, 2025, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In May 2025, FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (“Topic 606”): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 is effective for our reporting period beginning January 1, 2027, with early adoption permitted. We are currently assessing the impact that the adoption of ASU 2025-04 will have on the disclosures in our annual consolidated financial statements.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$103	$99
Leasehold improvements	43	43
	146	142
Accumulated depreciation and amortization	(108)	(85)
	38	57
Operating lease ROU assets, net	157	181
Total	$195	$238

Depreciation expense related to office furniture, equipment and leasehold improvements for the years ended December 31, 2025 and 2024 totaled $25 thousand and $21 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington and Beijing, China. During May 2025, the Company renewed its Beijing, China lease for 24 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the ROU asset and lease liability by $68 thousand during the year ended December 31, 2025.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The Seattle lease was renewed in October 2025 with similar terms. The short-term lease expense was $23 thousand and $22 thousand for the years ended December 31, 2025 and 2024, respectively. The Tulsa and Beijing leases are classified as operating leases, each with remaining terms of approximately two years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the years ended December 31, 2025 and 2024 were $98 thousand and $97 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Operating lease ROU assets, net	$157	$181
Lease Liabilities:
Current lease liabilities	$96	$75
Long term lease liabilities	67	113
Total lease liabilities	$163	$188

Weighted average remaining lease term (in years):	1.7	2.6
Weighted average discount rate:	4.4%	5.3%

Supplemental cash flow information related to operating leases is as follows:

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$99	$98
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$68	$29
Change in operating lease ROU assets	$68	$32

Minimum future payments under the Company’s operating lease liabilities as of December 31, 2025 are as follows:

(in thousands)

2026	$101
2027	68
Total future lease payments	169
Less: imputed interest	(6)
$163

Note 4 – Patents and Other Intangible Assets

Patents and other intangible assets are summarized as follows:

	December 31,
(in thousands)	2025	2024
Patents
Patents pending	$358	$346
Issued patents	1,110	1,034
	1,468	1,380
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,562	1,474
Accumulated amortization	(802)	(644)
	$760	$830

Amortization expense for the years ended December 31, 2025 and 2024 totaled $164 thousand and $165 thousand, respectively. Future amortization expense associated with issued patents and registered trademarks as of December 31, 2025 is as follows:

(in thousands)
2026	$139
2027	118
2028	83
2029	42
2030	12
$394

The amortization life for patents ranges between three to five years, with trademark lives set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the years ended December 31, 2025 and 2024, the Company assessed its patent and trademark assets. During the years ended December 31, 2025 and 2024, we recorded impairments of $3 thousand and $20 thousand, respectively. These impairment costs are included within research and development in the consolidated statements of operations and comprehensive loss. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue and Contract Liabilities

The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. Performance obligations typically fall into one of four categories, product shipment, customer witness tests, and engineering services, such as delivery of CFD studies, engineering documents, and engineering consultation. Customer payment milestones are unique to individual contracts and may occur prior to completion of performance obligations. Customer payment terms typically range between thirty and sixty days from the date of billing. Our customer contracts typically have a duration of less than twelve months. Delays in contract performance, if any, typically occur as a result of customer onsite project delays outside of our control.

The Company recognized $5,234 thousand of revenues and $3,810 thousand of cost of goods sold during the year ended December 31, 2025. The revenue and cost of goods sold relate to the Company’s fulfillment of product orders for process burners, mid-stream burners, flares, spare parts, burner performance tests, and engineering services including CFD studies, engineering design documents, and engineering consultation. These products and services constitute performance obligations.

The Company recognized $3,596 thousand of revenues and $2,478 thousand of cost of goods sold during the year ended December 31, 2024. The revenue and cost of goods sold predominantly related to the Company’s process burner product line. The Company delivered multiple burners for different customers, successfully completed engineering studies including the CFD analysis, and fulfilled multiple spare parts orders. These products and services constitute performance obligations.

The Company had contract liabilities of $100 thousand and $441 thousand at December 31, 2025 and 2024, respectively. Of the $441 thousand contract liability balance as of December 31, 2024, the Company recognized revenue of $421 thousand during the year ended December 31, 2025.

Note 6 – Deferred Costs

A summary of the Company’s deferred costs activity in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 is as follows:

	December 31,
(in thousands)	2025	2024
Deferred costs at beginning of year	$562	$922
Capitalization
Labor and overhead allocations	484	216
Supplier and subcontractor costs	2,284	1,427
	2,768	1,643
Amortization of deferred costs	(2,996)	(2,003)
Impairment of costs in excess of contractual value	(5)	-
Deferred costs at end of period	$329	$562

During our year-end financial reporting process, management identified that our deferred costs were incorrectly classified in the prior period financial statements. In the prior period, the net financial position of our customer contracts were assessed on a contract-by-contract basis and we incorrectly offset our contract liabilities with deferred costs, which were previously labeled as contract assets. The correction has been reflected in the current period consolidated financial statements and prior period amounts have been revised, by adjusting deferred costs and contract liabilities by an increase of $368 thousand. Management assessed this error and determined that it had no material adverse effect on prior filings, since it had no effect on our overall financial position, specifically our net loss, stockholder’s equity and working capital (as defined in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

Note 7 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, is as follows:

	December 31,
(in thousands)	2025	2024
Warranty liability at beginning of year	$471	$110
Accruals	840	478
Payments	(488)	(114)
Changes related to expirations and settlements	(31)	(3)
Warranty liability at end of period	$792	$471

Note 8 - Income Taxes

Effective January 1, 2025, the Company adopted ASU 2023-09. The implementation of this standard establishes a requirement to disclose differences between the statutory tax rate and the effective tax rate by jurisdiction and disaggregated information about income taxes paid, income (loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. Management has determined that this standard is preferable in that the reporting will provide users with more useful information and greater transparency about how the Company's operations and related tax risks affect its tax rate and cash flows. The amendments related to the ASU 2023-09 were applied retrospectively to the beginning of the earliest year presented.

For the years ended December 31, 2025 and 2024, the Company's loss from continuing operations before provision for income taxes were as follows:

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Domestic	$(5,399)	$(5,072)
Foreign	(54)	(227)
Loss before provision for income taxes	$(5,453)	$(5,299)

There was no provision for income taxes recorded for the years ended December 31, 2025 and 2024.

Income tax benefit attributable to losses from continuing operations differed from the amounts computed by applying the statutory U.S federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	For the Year Ended
	December 31,
(in thousands)	2025	Percent	2024	Percent
Tax benefit at federal statutory rate	$(1,145)	21.00%	$(1,113)	21.00%
Tax benefit at state rate	(44)	0.81%	120	(2.26)%
China tax at statutory rate	(8)	0.15%	(44)	0.83%
China valuation allowance	8	(0.15)%	44	(0.83)%
Hong Kong tax at statutory rate	(2)	0.04%	(1)	0.02%
Hong Kong valuation allowance	2	(0.04)%	1	(0.02)%
Meals and entertainment	5	(0.09)%	8	(0.15)%
Deferred rate change	(10)	0.18%	129	(2.43)%
Other	(34)	0.62%	(97)	1.83%
Change in valuation allowance	1,228	(22.52)%	953	(17.98)%
	$-		$—

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued expenses	$70	$197
Share-based compensation	658	540
Depreciation	307	405
Prepaid expenses	76	12
Accrued vacation	8	(4)
ASC 842 lease standard	12	11
Warranty Liability	186	—
Net operating loss carryforwards	23,843	22,128
Gross deferred tax assets	25,160	23,289
Valuation allowance	(24,889)	(23,054)
Total deferred tax assets, net of valuation allowance	271	235
Deferred tax liabilities
Other	(271)	(235)
Net deferred tax assets	$—	$—

The Company did not pay any federal, state, or foreign income taxes during the year ended December 31, 2025 and 2024. Accordingly, no disaggregation of cash income taxes paid is presented.

For the year ended December 31, 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable as of December 31, 2025. Accordingly, the Company established a full valuation allowance against its deferred tax assets.

As of December 31, 2025, the Company had $94.4 million of federal and $61.4 million of state net operating loss carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of $47.6 million have an indefinite life. The federal net operating losses begin to expire in 2028, while state net operating losses begin to expire in 2035.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, there was no accrued interest or penalties related to uncertain tax positions.

Note 9 – Equity

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

The Company has an At-The-Market (“ATM”) program pursuant to an ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, dated July 17, 2025 (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to $10.39 million. As of the date of this report, no shares have been sold pursuant to the Sales Agreement. We previously had an ATM program with Virtu Americas LLC (the “Virtu ATM”), which was terminated effective as of July 12, 2025.

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

Equity Offerings

Equity Offering Terms

During the year ended December 31, 2024 we completed three equity offerings referred to herein as “Public Offering,” “Private Placement” and “Participation Right Exercise.”

The Public Offering and Private Placement were completed concurrently on April 23, 2024. The Public Offering included an over-allotment option, which was exercised in full on May 15, 2024. As noted above, clirSPV maintained a contractual Redemption Right to participate in this offering and exercised its right in full and thus completed the Participation Right Exercise on June 24, 2024. Pursuant to these equity offerings we sold common stock, redeemable warrants to purchase shares of common stock and pre-funded warrants to purchase shares of common stock. The warrants and pre-funded warrants issued in the Public Offering, Private Placement and Participation Right Exercise are referred to herein as “Public Warrants,” “Private Warrants,” “Participation Right Warrants,” “Private Pre-Funded Warrants” and “Participation Right Pre-Funded Warrants,” as applicable. The Public Warrants, Private Warrants and Participation Right Warrants are collectively referred to herein as the “Warrants,” and the Private Pre-Funded Warrants and Participation Right Pre-Funded Warrants are collectively referred to herein as the “Pre-Funded Warrants.” In connection with the Public Offering and Private Placement, we issued warrants to purchase shares of common stock to Public Ventures, LLC as consideration for services provided as the underwriter and placement agent for the Public Offering and Private Placement, respectively, which are hereinafter referred to as the “Underwriter Warrants” and “Placement Agent Warrants,” respectively. The quantities, prices and terms of these equity offerings are noted in the table below.

	Shares* (in thousands)			Purchase Price Per Share
	Public Offering	Private Placement	Participation Right Exercise	Public Offering	Private Placement	Participation Right Exercise
Common Stock	531	225	335	$9.10	$9.10	$9.10
Pre-Funded warrants [1]	—	316	134	$—	$9.10	$9.10
Warrants [2]	531	811	704	$0.10	$0.10	$0.10
Underwriter Warrants [3]	43	—	—	**	**	**
Placement Agent Warrants [3]	—	43	—	**	**	**

* Retroactively reflects 1-for-10 reverse split effective on March 13, 2026
** Not Applicable

(1) Each Pre-Funded Warrant has an exercise price of $0.001 (or $0.0001 per share on a pre-reverse stock split basis) per share and expire when exercised in full. In accordance with the terms of the Pre-Funded Warrants, the Company is prohibited from effecting an exercise of any of these warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by the holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

(2) Each Warrant has an exercise price of $10.50 per share (or $1.05 per share on a pre-reverse stock split basis) and is exercisable for a period of five years starting from the date of its issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. We have the option, but not the obligation, to redeem these warrants anytime between issuance and expiration, at a price of $0.10 per warrant, provided that the closing price of the common stock reported equals or exceeds $22.75 (or $2.275 on a pre-reverse stock split basis) (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) per share for any 20 business days within a 30 consecutive business-day period.

(3) Each Underwriter Warrant and Placement Agent Warrant has an exercise price of $11.375 per share (or $1.1375 per share on a pre-reverse stock split basis) commencing 180 days from April 19, 2024, and expire on their fifth year anniversary. The Underwriter Warrants can be exercised on a cashless basis based on a formula set forth therein and are non-redeemable.

After deducting customary professional service fees, the net proceeds from the Public Offering, Private Placement and Participation Right Exercise amounted to an aggregate of approximately $12,967 thousand.

Reporting

The shares of common stock, Warrants, and Pre-Funded Warrants issued in the Public Offering, Private Placement and Participation Right Exercise have been classified and recorded as part of stockholders’ equity. The amount allocated to such instruments were based on their relative fair value, resulting in an initial carrying value for each of those instruments to be as follows:

	Allocated Amount
(in thousands)	Public Offering	Private Placement	Participation Right Exercise
Common stock	$2,391	$865	$1,447
Pre-Funded Warrants	-	1,214	580
Warrants	1,831	2,389	2,250
	$4,222	$4,468	$4,277

In determining the fair values of the Warrants and Pre-Funded Warrants from the Public Offering, Private Placement and Participation Right Exercise, we used a Black-Scholes option pricing model with the following assumptions:

		Public Offering	Private Placement	Participation Right Exercise
Stock price	(1)	$7.90	$7.90	$6.50
Expected volatility		108.01%	108.01%	108.01%
Contractual/expected term (in years)		5.00	5.00	5.00
Risk-Free interest rate		4.64%	4.64%	4.25%
Expected dividend yield		0%	0%	0%

(1) The fair value of the shares of common stock issued in connection with the offerings was determined using the closing price of the Company’s common stock immediately preceding the closing date of the particular offering.

The Underwriter Warrants and Placement Agent Warrants issued in the Public Offering and Private Placement were accounted for as a direct cost of such offerings resulting in no net effect to the overall stockholders’ equity.

Activity

Warrants and Pre-Funded Warrants

The following tables summarize activity and outstanding balances as of December 31, 2025 and 2024 for the Warrants and Pre-Funded Warrants from the Public Offering, Private Placement, and Participation Right Exercise, along with the associated weighted average exercise price and weighted average remaining life.

	December 31, 2025
	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number*	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number*	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,130	$10.5352	4.74	$8,230	450	$0.0010	$6,478
Granted	—	—			—	—
Exercised	(2)	10.5000			(170)	0.0010
Forfeited/Expired	—	—			—	—
Outstanding at end of year	2,128	$10.5353	3.74	$—	280	$0.0010	$1,554

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026
(1) The Pre-Funded Warrants have no expiration date and only expire when exercised in full.

	December 31, 2024
	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number*	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number*	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	—	—	—		—	—
Granted	2,132	$10.5352			450	$0.0010
Exercised	(2)	10.5000			—	—
Forfeited/Expired	—	—			—	—
Outstanding at end of year	2,130	$10.5352	4.74	8,230	450	$0.0010	6,478

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026
(1) The Pre-Funded Warrants have no expiration date and only expire when exercised in full.

Equity Incentive Plan

On June 17, 2021, the Company's stockholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (as may be amended from time to time, the “2021 Plan”) which permits the Company to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares, to eligible participants, which includes employees, directors and consultants. The Board’s Human Capital and Compensation Committee (the “Compensation Committee”) is authorized to administer the 2021 Plan.

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of common stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 40 thousand shares of common stock (or 400 thousand on a pre-reverse stock split basis). In 2025, the Board did not exercise their right to limit the automatic increase. Accordingly, the 2021 Plan share reserve increased by 40 thousand shares.

Ending balances for the 2021 Plan is as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Outstanding options and restricted stock units	291	332
Reserved but unissued shares under the 2021 Plan	149	186
Reserved but unissued shares at end of period	440	518

Stock Options

Under the terms of the 2021 Plan, incentive stock options and non-statutory stock options must have an exercise price at or above the fair market value on the date of the grant. At the time of grant, the Company will determine the period within which the option may be exercised and will specify any conditions that must be satisfied before the option vests and may be exercised. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model.

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

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the years ended December 31, 2025 and 2024 totaled $36 thousand and $113 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	December 31,				December 31,
	2025				2024
(in thousands, except per share data)	Options to Purchase Common Stock*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Options to Purchase Common Stock*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	245	$20.40	4.92	$496	276	$20.70	5.38	$180
Granted	—	$—	—	—	—	$—	—	—
Exercised	—	$—	—	—	—	$—	—	—
Forfeited/Expired	(7)	$26.47	—	—	(31)	$22.50	—	18
Outstanding at end of period	238	$20.24	3.64	$855	245	$20.40	4.92	$496
Exercisable at end of period	186	$16.86	3.24	$855	187	$17.00	4.55	$485

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At December 31, 2025, there was $250 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options are ten years from the grant date.

Inducement Options

During the year ended December 31, 2023, the Company granted non-qualified stock options to its Chief Technology Officer to purchase an aggregate of 15 thousand shares of common stock (or 150 thousand on a pre-reverse stock split basis) with an exercise price of $9.10 per share (or $0.91 per share on a pre-reverse stock split basis) as a material inducement to accept employment with the Company. These inducement options vest in three equal installments, with one third of the option vesting on the grant date, and each remaining third vesting on the second and third anniversaries of the grant date, subject to continued employment with the Company. The fair value of these inducement options was $112 thousand, which was estimated on the grant date using the Black-Scholes valuation model. The compensation expense recognized for these inducement options for the years ended December 31, 2025 and 2024 was $32 thousand and $37 thousand, respectively. These options are now fully vested as of December 31, 2025.

These inducement options were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4).

A summary of the Company’s inducement option activity and changes is as follows:

	December 31,				December 31,
	2025				2024
(in thousands, except per share data)	Options to Purchase Common Stock*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Options to Purchase Common Stock*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	49	$15.27	5.49	$119	49	$15.27	6.49	$30
Granted	—	$—			—	$—
Exercised	—	$—			—	$—
Forfeited/Expired	—	$—			—	$—
Outstanding at end of year	49	$15.27	4.53	$—	49	$15.27	5.49	$119
Exercisable at end of year	49	$15.27	4.53	$—	44	$16.00	5.10	$93

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

Restricted Stock Units

The Company awards its directors and certain employees restricted stock units (“RSUs”) in lieu of cash payment for compensation. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria is time based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting by withholding shares from the employee’s award to cover taxes payable in connection with such vesting. The Company accrued taxes for RSU share-based compensation of $50 thousand and $32 thousand for the years ended December 31, 2025 and 2024, respectively. Total unrecognized compensation expense for employee restricted stock units as of December 31, 2025 was $176 thousand.

Director vesting criteria is contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occur in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” Total unrecognized compensation expense for director services as of December 31, 2025 was $139 thousand. During the year ended December 31, 2025, director compensation was earned on a quarterly basis with the target value of compensation set at approximately $75 thousand per quarter, assuming four compensated directors, one chairperson for each of the three committees and two committee members for each of the three committees.

A summary of the Company’s RSUs activity is as follows:

	December 31,			December 31,
	2025			2024
(in thousands, except per share data)	Number of Shares*	Weighted Average Grant Date Fair Value*	Weighted Average Contractual Life (in years) (1)	Number of Shares*	Weighted Average Grant Date Fair Value*	Weighted Average Remaining Contractual Life (in years) (1)
Nonvested at beginning of year	87	$9.90	0.88	67	$10.50	1.08
Granted	60	$8.02		52	$9.70
Vested	(88)	$9.56		(32)	$10.80
Forfeited	(6)	$9.19		-	$—
Nonvested at end of period	53	$8.36	0.85	87	$9.90	0.88

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

1)	Weighted Average Contractual Life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Year Ended
	December 31,
(in thousands, except per share data)	2025	2024
Share-based compensation expense	$866	$397
Weighted average value per share*	$9.33	$12.70

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation and for ad-hoc bonuses for exemplary performance. The awards are granted from the 2021 Plan.

	2025			2024
(in thousands, except per share data)	Number of Shares*	Fair Value	Weighted Average per Share	Number of Shares*	Fair Value	Weighted Average per Share
Share-based compensation	1	$9	$9.06	2	$27	$11.50
Fair value of stock payments in accrued compensation	33	$279	$8.57	31	$326	$10.62

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

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

The Consultant Plan activity is as follows:

	December 31,
(in thousands)	2025*	2024*
Reserved but unissued shares at beginning of period	26	18
Increases in the number of authorized shares	3	12
Grants	(10)	(4)
Reserved but unissued shares at end of period	19	26

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

The Consultant Plan compensation expense is summarized as follows:

	For the Year Ended
	December 31,
(in thousands, except per share data)	2025	2024
Share-based compensation expense	$65	$29
Weighted average value per share*	$6.31	$7.50

* retroactively reflects 1-for-10 reverse split effective on March 13, 2026

Note 10 – Net Loss per Common Share

The Company calculates net loss per common stock in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted net loss per common stock was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common stock and included in the computation of basic net loss per share. As such, for the years ended December 31, 2025 and 2024, the Company included its outstanding Pre-Funded Warrants in its computation of net loss per share. The Pre-Funded Warrants were issued in April and June 2024, as described above in Note 9, and are each exercisable into one share of common stock at an exercise price of $0.001 per share (or $0.0001 per share on a pre-reverse stock split basis).

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the years ended December 31, 2025 and 2024, as the result would be anti-dilutive:

	December 31,	December 31,
(in thousands)	2025	2024
Stock options	287	294
Restricted stock units	53	87
Warrants	2,128	2,130
Total shares excluded from calculation	2,468	2,511

Note 11 – Retirement Plan

The Company has a defined contribution retirement plan covering all of its U.S. employees whereby the Company matches employee contributions up to 3% of their base salary. The Company’s matching contribution expense totaled $63 thousand and $68 thousand during the years ended December 31, 2025 and 2024, respectively.

Note 12 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in any such matter may harm the Company’s business.

On January 16, 2026, Judith Schrecker, David Maley, and Catharine M. de Lacy (collectively, the “Former Directors”), filed a petition for advancement in the Delaware Court of Chancery for an advancement of legal fees relating to a request by the Company for the Former Directors to return material of the Board and the former Special Committee of the Board. The advancement proceedings will effectuate an advancement of monies to the Former Directors counsel for monies incurred to represent the Former Directors in this matter. The advancement proceeding will follow a prescribed court process where the legal fees will be reviewed with the goal of concluding reasonable amount payable to the Former Directors’ counsel for representation in this matter. At the date of this report, we do not believe this proceeding will have a material adverse effect on the future operations of the Company. To account for this matter, we have accrued $180 thousand as an estimate for legal services rendered during 2025. Subsequent to December 31, 2025, the total advancement request amounted to $319 thousand, which includes expenses for legal services rendered during 2026.

Indemnification Agreements

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Note 13 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. On December 9, 2025, we received a deadline extension from the DOE allowing us to continue to work until February 27, 2026. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the years ended December 31, 2025 and 2024, the Company recognized $736 thousand and $633 thousand in reimbursements from the DOE, respectively.

Beginning in 2021, the Company received funds relating to the Oklahoma 21st Century Quality Jobs Act. The estimated duration of the program is up to 10 years and is designed to attract growth industries to Oklahoma. By reporting quarterly salary statistics and meeting agreed upon employment thresholds, the state remits benefit monies to the Company. During the year ended December 31, 2025, the Company did not receive any funds from this program. During the year ended December 31, 2024, the Company recognized $31 thousand in government assistance from this program.

Note 14 – Quarterly Results (unaudited)

Quarterly results for the years ended December 31, 2025 and 2024 are as follows:

(in thousands, except per share data)	First	Second	Third	Fourth
For the year ended December 31, 2025	Quarter	Quarter	Quarter	Quarter
Revenue	$401	$133	$1,029	$3,671
Gross profit	$196	$55	$368	$805
Operating expense	$2,453	$1,893	$2,118	$1,631
Net loss	$(2,076)	$(1,680)	$(1,429)	$(311)
Net loss per share - basic and fully diluted	$(0.37)	$(0.30)	$(0.26)	$(0.06)

For the year ended December 31, 2024
Revenue	$1,102	$45	$1,859	$590
Gross profit	$437	$42	$551	$88
Operating expense	$1,689	$2,179	$1,984	$1,754
Net loss	$(1,108)	$(1,872)	$(1,155)	$(1,164)
Net loss per share - basic and fully diluted	$(0.30)	$(0.40)	$(0.20)	$(0.25)

Note 15 – Subsequent Events

On March 6, 2026, the Company filed a certificate of amendment to its certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the Company’s shares of common stock. See Note 2 – Summary of Significant Accounting Policies – Reverse Stock Split for more information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: March 31, 2026	By:	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer

Date: March 31, 2026	By:	/s/ Brent Hinds
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

Date: March 31, 2026	/s/ Colin J. Deller
Colin J. Deller
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2026	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2026	/s/ G. Todd Silva
G. Todd Silva, Director

Date: March 31, 2026	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico, Director
Date: March 31, 2026	/s/ Louis J. Basenese
Louis J. Basenese, Director