Form 10-Q
period 2026-03-31
ClearSign Technologies Corp
filed 2026-05-15
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the issuer has 5,412,633 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$7,736	$9,178
Accounts receivable	171	1,360
Deferred costs	433	329
Contract assets	8	—
Prepaid expenses and other assets	431	359
Total current assets	8,779	11,226

Fixed assets, net	166	195
Contract assets	127	—
Patents and other intangible assets, net	764	760
Total Assets	$9,836	$12,181

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,752	$1,644
Current portion of lease liabilities	98	96
Accrued compensation and related taxes	257	564
Contract liabilities	63	100
Other current liabilities	—	180
Total current liabilities	2,170	2,584
Long Term Liabilities:
Long term lease liabilities	42	67
Total liabilities	2,212	2,651

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 5,409,133 and 5,328,730 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	114,343	114,061
Accumulated other comprehensive loss	(18)	(20)
Accumulated deficit	(106,702)	(104,512)
Total stockholders' equity	7,624	9,530

Total Liabilities and Stockholders' Equity	$9,836	$12,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended
	March 31,
	2026	2025

Revenues	$191	$401
Cost of goods sold	584	205
Gross profit (loss)	(393)	196

Operating expenses:
Research and development	249	447
General and administrative	1,637	2,006
Total operating expenses	1,886	2,453

Loss from operations	(2,279)	(2,257)

Other income, net:
Interest income	62	133
Government assistance	28	48
Other income, net	(1)	—
Total other income, net	89	181
Net loss	$(2,190)	$(2,076)

Net loss per share - basic and fully diluted	$(0.39)	$(0.38)

Weighted average number of shares outstanding - basic and fully diluted	5,627,127	5,499,598

Comprehensive loss:
Net loss	$(2,190)	$(2,076)
Foreign-exchange translation adjustments	2	—
Comprehensive loss	$(2,188)	$(2,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

				Accumulated Other		Total
(in thousands)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2025	5,328	$1	$114,061	$(20)	$(104,512)	$9,530
Share-based compensation, net of tax withholdings	11	—	76	—	—	76
Fair value of stock issued in payment of accrued compensation	36	—	203	—	—	203
Shares issued for services	1	—	3	—	—	3
Exercise of prefunded warrants	33	—	—	—	—	—
Foreign-exchange translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(2,190)	(2,190)
Balances at March 31, 2026	5,409	$1	$114,343	$(18)	$(106,702)	$7,624

				Accumulated Other		Total
(in thousands)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2024	5,028	$1	$112,800	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	8	—	45	—	—	45
Fair value of stock issued in payment of accrued compensation	33	—	279	—	—	279
Shares issued for services	1	—	4	—	—	4
Exercise of warrants	2	—	24	—	—	24
Exercise of prefunded warrants	170	—	—	—	—	—
Net loss	—	—	—	—	(2,076)	(2,076)
Balances at March 31, 2025	5,242	$1	$113,152	$(21)	$(101,092)	$12,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,190)	$(2,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3	4
Share-based compensation, net of tax withholdings	76	45
Depreciation and amortization	43	47
Impairment of intangible assets	23	—
Right-of-use asset amortization	22	22
Change in operating assets and liabilities:
Deferred costs	(104)	(253)
Accounts receivable	1,189	30
Prepaid expenses and other assets	(72)	110
Contract assets	(135)	—
Accounts payable, accrued liabilities, and lease liabilities	117	(33)
Other current liabilities	(180)	—
Accrued compensation and related taxes	(102)	(118)
Contract liabilities	(38)	1,111
Net cash used in operating activities	(1,348)	(1,111)

Cash flows from investing activities:
Acquisition of fixed assets	—	(4)
Disbursements for patents and other intangible assets	(64)	(37)
Net cash used in investing activities	(64)	(41)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	24
Taxes paid related to employee stock awards	(32)	(41)
Net cash used in financing activities	(32)	(17)
Effect of exchange rate changes on cash and cash equivalents	2	—

Net change in cash and cash equivalents	(1,442)	(1,169)
Cash and cash equivalents, beginning of period	9,178	14,035
Cash and cash equivalents, end of period	$7,736	$12,866

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$203	$279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

ClearSign Technologies Corporation (“ClearSign” or the “Company”) designs and develops products and technologies for the purpose of decarbonization and improving key performance characteristics of industrial and commercial systems, including operational performance, energy efficiency, emission reduction, safety, and overall cost-effectiveness. The Company’s patented technologies are designed to be embedded in established original equipment manufacturers (“OEM”) products as ClearSign Core™ and ClearSign Eye and other sensing configurations in order to enhance the performance of combustion systems and fuel safety systems in a broad range of markets. These markets include energy (upstream oil production and downstream refining), commercial/industrial boiler, chemical, petrochemical, transport and power industries. The Company’s primary technology is its ClearSign Core™ technology, which achieves very low emissions without the need of selective catalytic reduction.

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

The Combustion segment derives revenues by delivering products and technology solutions to OEMs and end-users. Our products and solutions can be incorporated into a new or existing customer infrastructure or equipment. Customer contracts can include multiple billing milestones and performance obligations. The Company can typically satisfy its performance obligations within a twelve-month period, but customer project delays, some of which can be beyond the Company’s control, can impact timing of performance and there is no assurance we will satisfy all performance obligations in such period of time.

The Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), reviews quarterly and annual financial information on a consolidated basis for making operating decisions, allocating resources and evaluating financial performance. The CODM consistently reviews the consolidated statements of operations and comprehensive loss to manage operations and monitor performance against management expectations. Factors considered by the CODM when assessing a reportable segment include factors such as, but not limited to, human capital, intellectual property, customer relationships and business model design.

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the three months ended March 31, 2026 and 2025. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited consolidated financial statements as of that date.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

As a result of the reverse stock split, which was effective for trading purposes on March 16, 2026, every 10 shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of holders of common stock, par value and shares authorized were not affected by the reverse stock split. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share at the participant level with the Depository Trust Company. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding immediately prior to the reverse stock split were proportionately adjusted, and the exercise prices were proportionately increased, as a result of the reverse stock split. All share and per-share amounts in these unaudited condensed consolidated financial statements have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Product Warranties

The Company warrants all installed products against defects in materials and workmanship for a period specified in each contract by replacing failed parts. Accruals for product warranties are based on historical or expected warranty experience and current product performance trends and are recorded as a component of cost of sales at the time revenue is recognized. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary, and such adjustments could be material in the future if estimates differ significantly from actual warranty expense. Product warranties are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets. Although a warranty is a type of guarantee, assurance-type warranties are not subject to the general recognition provisions of Accounting Standards Codification (“ASC”) Topic 460, Guarantees, which requires recognizing guarantees at fair value.

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing and/or collaborative projects. During the three months ended March 31, 2026 and 2025, the Company received $115 thousand and zero, respectively, from these types of arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include assets amounting to approximately $149 thousand and $175 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $261 thousand has been paid as of March 31, 2026. On August 22, 2024, the Board authorized management to move forward with filing for dormancy with Chinese regulators to suspend the Company’s Beijing, China operations. A dormancy filing allows the Company to keep its China legal entity in a suspended status for up to three years. The Company can revive its China operations at any time during those three years with minimal cost impact. The dormancy filing became effective as of March 12, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements. While ASU 2024-03 will impact only our disclosures and not our financial condition and results of operations, we are assessing when we will adopt the ASU 2024-03.

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

In December 2025, FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASC 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (“ASU 2025-10”). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-10 will have on our consolidated financial statements.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Office furniture and equipment	$103	$103
Leasehold improvements	43	43
	146	146
Accumulated depreciation and amortization	(115)	(108)
	31	38
Operating lease ROU assets, net	135	157
Total	$166	$195

Depreciation expense related to office furniture, equipment and leasehold improvements for the three months ended March 31, 2026 and 2025 was $6 thousand and $5 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During May 2025, the Company renewed its Beijing, China lease for 24 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right-of-use (“ROU”) asset and lease liability by $68 thousand during the year ended December 31, 2025.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The Seattle lease was renewed in October 2025 with similar terms. The short-term lease expense for the three months ended March 31, 2026 and 2025 was approximately $6 thousand. The Tulsa and Beijing leases are classified as operating leases, each with remaining terms of less than two years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by approximately 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three months ended March 31, 2026 and 2025 were $25 thousand and $24 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Operating lease ROU assets, net	$135	$157
Lease Liabilities:
Current lease liabilities	$98	$96
Long term lease liabilities	42	67
Total lease liabilities	$140	$163

Weighted average remaining lease term (in years):	1.4	1.7
Weighted average discount rate:	4.4%	4.4%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$25	$25

Minimum future payments under the Company’s operating lease liabilities as of March 31, 2026 are as follows:

(in thousands)

2026 (remaining)	$76
2027	69
Total future lease payments	145
Less: imputed interest	(5)
$140

Note 4 – Patents and Other Intangible Assets, Net

Patents and other intangible assets, net are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Patents
Patents pending	$386	$358
Issued patents	1,095	1,110
	1,481	1,468
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,575	1,562
Accumulated amortization	(811)	(802)
	$764	$760

Amortization expense for the three months ended March 31, 2026 and 2025 was $37 thousand and $42 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of March 31, 2026 is as follows:

(in thousands)
2026 (remaining)	$104
2027	116
2028	82
2029	48
2030	19
Thereafter	1
$370

The amortization life for patents ranges between three to five years and trademark lives are set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three months ended March 31, 2026 and 2025, the Company assessed its patent and trademark assets. During the three months ended March 31, 2026 and 2025, we recorded impairments of $23 thousand and zero, respectively. These impairment costs are included within research and development in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

Note 5 – Revenue, Contract Assets, and Contract Liabilities

The Company’s contracts with customers generally have performance obligations and a schedule of non-refundable cancellation obligations. Performance obligations typically fall into one of three categories: product shipment, customer witness tests, and engineering services, such as delivery of Computational Fluid Dynamic (“CFD”) studies, engineering documents, and engineering consultation. Customer payment milestones are unique to individual contracts and may occur prior to completion of performance obligations. Customer payment terms typically range between thirty and sixty days from the date of billing. Our customer contracts typically have a duration of less than twelve months. Delays in contract performance, if any, typically occur as a result of customer onsite project delays outside of our control.

The Company recognized $191 thousand of revenues and $584 thousand of cost of goods sold during the three months ended March 31, 2026. The revenue and cost of goods sold predominately relates to our mid-stream and boiler burner product offerings. The cost of goods sold is comprised of two components: (i) costs related to our revenue and (ii) costs related to a warranty accrual estimate (refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation” below for further details). The product offerings associated with the recognized revenue constitute performance obligations.

The Company recognized $401 thousand of revenues and $205 thousand of cost of goods sold during the three months ended March 31, 2025. The revenue and cost of goods sold predominantly relate to multiple spare parts orders for a single customer. Additionally, the Company successfully completed a CFD engineering study and sold a single boiler burner. The product offerings associated with the recognized revenue constitute performance obligations.

The Company had contract assets of $135 thousand and zero at March 31, 2026 and December 31, 2025, respectively. The Company had contract liabilities of $63 thousand and $100 thousand at March 31, 2026 and December 31, 2025, respectively. Of the $100 thousand contract liabilities balance at December 31, 2025, the Company recognized revenue of $49 thousand during the three months ended March 31, 2026.

Note 6 – Deferred Costs

A summary of the Company’s deferred costs activity in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred costs at beginning of year	$329	$562
Capitalization
Labor and overhead allocations	66	484
Supplier and subcontractor costs	195	2,284
	261	2,768
Amortization of deferred costs	(142)	(2,996)
Impairment of costs in excess of contractual value	(15)	(5)
Deferred costs at end of period	$433	$329

Note 7 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Warranty liability at beginning of year	$792	$471
Accruals	427	840
Payments	(111)	(488)
Changes related to expirations and settlements	-	(31)
Warranty liability at end of period	$1,108	$792

Note 8 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

The Company has an At-The-Market (“ATM”) program pursuant to an ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, dated July 17, 2025 (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to approximately $10.4 million. As of the date of this report, no shares have been sold pursuant to the Sales Agreement.

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

Warrants and Pre-Funded Warrants

The following table summarizes the activity and outstanding balance of our outstanding warrants and pre-funded warrants as of March 31, 2026, along with the associated weighted average exercise price and weighted average remaining life for such warrants and pre-funded warrants.

	March 31, 2026
	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,128	$10.54	3.37	$—	280	$0.001	$1,554
Granted	—	—			—	—
Exercised	—	—			(33)	0.001
Forfeited/Expired	—	—			—	—
Outstanding at end of period	2,128	$10.54	3.12	$—	247	$0.001	$1,075

(1) The pre-funded warrants have no expiration date and only expire when exercised in full.

Refer to the Form 10-K for additional details related to our outstanding warrants and pre-funded warrants.

Equity Incentive Plan

On June 17, 2021, the Company's stockholders approved and the Company adopted the ClearSign Technologies Corporation 2021 Equity Incentive Plan (as it may be amended from time to time, the “2021 Plan”) which permits the Company to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares, to eligible participants, which includes employees, directors and consultants. The Board’s Human Capital and Compensation Committee (the “Compensation Committee”) is authorized to administer the 2021 Plan.

The 2021 Plan provides for an annual increase in available shares equal to the lesser of (i) 10% of the aggregate number of shares of common stock issued by the Company in the prior fiscal year; or (ii) such number provided by the Compensation Committee; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 40 thousand shares of common stock. In 2025, the Board did not exercise their right to limit the automatic increase. Accordingly, the 2021 Plan share reserve increased by 40 thousand shares.

Ending balances for the 2021 Plan is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Outstanding options and restricted stock units	303	291
Reserved but unissued shares under the 2021 Plan	120	149
Reserved but unissued shares at end of period	423	440

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

During the three months ended March 31, 2026, the following weighted-average assumptions were utilized in the calculation of the fair market value of stock options granted:

	March 31,
	2026
Expected life	5.00	years
Weighted average volatility	99.28%
Forfeiture rate	0%
Weighted average risk-free interest rate	3.97%
Expected dividend rate	0%

No stock options were granted during the three months ended March 31, 2025.

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three months ended March 31, 2026 and 2025 totaled $46 thousand and $20 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the 2021 Plan stock option activity and changes is as follows:

	March 31,
	2026
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	238	$20.24	3.64	$855
Granted	9	$4.36
Exercised	—	$—
Forfeited/expired	(18)	$16.69
Outstanding at end of period	229	$19.89	3.93	$—
Exercisable at end of period	176	$16.24	3.66	$—

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At March 31, 2026, there was $234 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options is ten years from the grant date.

Inducement Options

The inducement options summarized below were granted outside of the 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4). The compensation expense recognized for the inducement options for the three months ended March 31, 2026 and 2025 was zero and $9 thousand, respectively.

A summary of the Company’s inducement option activity and changes is as follows:

	March 31,
	2026
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	49	$15.27	4.53	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	—	$—
Outstanding at end of period	49	$15.27	4.24	$—
Exercisable at end of period	49	$15.27	4.24	$—

Restricted Stock Units

The Company awards its directors and certain employees restricted stock units (“RSUs”) in lieu of cash payment for compensation, if such non-executive directors elect to receive RSUs in lieu of cash payment as allowed by the Company’s director compensation policy. These awards are granted pursuant to the 2021 Plan. Employee vesting criteria are time-based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting by withholding shares from the employee’s award to cover taxes payable in connection with such vesting. The Company accrued taxes for RSU share-based compensation of $6 thousand and $8 thousand for the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense for employee restricted stock units as of March 31, 2026 was $336 thousand.

Director vesting criteria are contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occurs in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” Total unrecognized compensation expense for director services as of March 31, 2026 was $154 thousand.

A summary of the Company’s RSUs activity is as follows:

	March 31,
	2026
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life (in years) (1)
Nonvested at beginning of year	53	$8.36	0.85
Granted	38	$5.50
Vested	(16)	$8.88
Forfeited	(1)	$5.62
Nonvested at end of period	74	$6.80	1.69

1)	Weighted Average Contractual Life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Share-based compensation expense	$34	$32
Weighted average value per share	$7.52	$8.90

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation and for ad-hoc bonuses for exemplary performance. These awards are granted pursuant to the 2021 Plan.

	For the Three Months Ended
	March 31,
	2026			2025
(in thousands, except per share data)	Number of Shares	Fair Value	Weighted Average per Share	Number of Shares	Fair Value	Weighted Average per Share
Fair value of stock payments in accrued compensation	36	$203	$5.60	33	$279	$8.57

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

The Consultant Plan activity is as follows:

March 31,
(in thousands)	2026
Reserved but unissued shares at beginning of period	19
Increases in the number of authorized shares	1
Grants	—
Reserved but unissued shares at end of period	20

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Share-based compensation expense	$3	$4
Weighted average value per share	$8.59	$9.40

Note 9 – Net Loss per Common Share

The Company calculates net loss per common stock in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted net loss per common stock was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common stock and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2026 and 2025, the Company included its outstanding pre-funded warrants in its computation of net loss per share. The pre-funded warrants are each exercisable into one share of common stock at an exercise price of $0.001 per share.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, as the result would be anti-dilutive:

	March 31,	March 31,
(in thousands)	2026	2025
Stock options	278	289
Restricted stock units	74	99
Warrants	2,128	2,127
Total shares excluded from calculation	2,480	2,515

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

On January 16, 2026, Judith Schrecker, David Maley, and Catharine M. de Lacy (collectively, the “Former Directors”), filed a petition for advancement (case number 2026-0082-CDW) in the Delaware court of Chancery for an advancement of legal fees relating to a request, by us, for the Former Directors to return material generated by a dissolved special committee formed by the Board on February 10, 2025 (“Special Committee”), which was subsequently dissolved following our 2025 annual meeting of stockholders. The advancement proceeding effectuated an advancement of monies to the Former Directors counsel for monies incurred to represent the Former Directors in this matter. The advancement proceeding followed a prescribed court process where the legal fees were reviewed to determine a reasonable amount payable to the Former Directors’ counsel for representation in this matter. We do not believe this advancement claim will have a material adverse effect on the future operations of the Company, and we do not anticipate any additional claims for advancement of legal fees in this case in the future. The total advancement claim amounted to $319 thousand, of which $180 thousand was accrued during the three months ended December 31, 2025. We delivered the full amount of the advancement claim to their legal counsel during the three months ended March 31, 2026.

Indemnification Agreements

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Note 11 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. During the three months ended March 31, 2026, we received a deadline extension from the DOE allowing us to continue work until May 27, 2026. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three months ended March 31, 2026 and 2025, the Company recognized $28 thousand and $48 thousand in reimbursements from the DOE, respectively.

Note 12 – Subsequent Events

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q as well as our audited consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have incurred losses since inception totaling $106.7 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of March 31, 2026, we have raised approximately $105.3 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Advancement Claim

On January 16, 2026, the Former Directors filed a petition for advancement (case number 2026-0082-CDW) in the Delaware court of Chancery for an advancement of legal fees relating to a request, by us, for the Former Directors to return material generated by the Special Committee, which was dissolved following our 2025 annual meeting of stockholders. The advancement proceeding effectuated an advancement of monies to the Former Directors counsel for monies incurred to represent the Former Directors in this matter. The advancement proceeding followed a prescribed court process where the legal fees were reviewed to determine a reasonable amount payable to the Former Directors’ counsel for representation in this matter. We do not believe this advancement claim will have a material adverse effect on the future operations of the Company, and we do not anticipate any additional claims for advancement of legal fees in this case in the future. The total advancement claim amounted to $319 thousand, of which $180 thousand was accrued during the three months ended December 31, 2025. We delivered the full amount of the advancement claim to their legal counsel during the three months ended March 31, 2026.

Reverse Stock Split

On February 26, 2026, at our special meeting of stockholders, our stockholders approved a certificate of amendment to our certificate of incorporation, as amended (a “Charter Amendment”) to effect a reverse stock split of our outstanding shares of common stock at a ratio to be determined by the Board (the “Reverse Split”). On March 6, 2026, we filed a Charter Amendment with the Secretary of State of Delaware to effect a 1-for-10 Reverse Split of our outstanding shares of common stock as of 12:01 a.m. Eastern Time on March 16, 2026, in order to regain compliance with Listing Rule 5550(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”).

Nasdaq Bid Price Compliance

On March 30, 2026, we received a letter from Nasdaq stating that, because our shares of common stock had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2), and that the matter is now closed.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We believe the current assumptions and other considerations used to estimate amounts reflected in the unaudited condensed consolidated financial statements included in this Form 10-Q are appropriate.

This Form 10-Q and our most recent Annual Report on Form 10-K include discussions of our accounting policies, as well as methods and estimates used in the preparation of our audited consolidated financial statements. For further information on our critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K, the notes to our audited consolidated financial statements included in the Form 10-K and “Note 2 – Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Since our most recent Annual Report on Form 10-K, we have not experienced a material change to our critical accounting policies or the methods and applications used to develop our accounting estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31,
	2026	2025	$ Change	% Change
Revenues	$191	$401	$(210)	(52.4)%
Cost of goods sold	584	205	$379	184.9%
Gross profit (loss)	(393)	196	$(589)	(300.5)%
Research and development	249	447	$(198)	(44.3)%
General and administrative	1,637	2,006	$(369)	(18.4)%
Operating expenses	1,886	2,453	$(567)	(23.1)%
Other income, net	89	181	$(92)	(50.8)%
Net loss	$(2,190)	$(2,076)	$(114)	(5.5)%
Basic and diluted net loss per common share	$(0.39)	$(0.38)	$(0.01)	(2.6)%

Revenues and Gross Profit (Loss)

Consolidated revenues for the three months ended March 31, 2026 were $191 thousand compared to $401 thousand for the same period in 2025, which were predominantly generated by fulfilling orders related to mid-stream and boiler burner product offerings. Revenues for the three months ended March 31, 2025 were predominantly generated from spare parts and engineering services offerings.

Gross profit decreased by $589 thousand, or 300.5%, for the three months ended March 31, 2026, compared to the same period in 2025. Gross profit decreased primarily due to lower revenues and a $410 thousand increase in cost of goods sold expenses for a warranty accrual estimate adjusted during the three months ended March 31, 2026. The adjusted warranty accrual estimate related to process burners installed during the third quarter of 2025. These burners are operational and have met applicable emissions requirements up to 80% of the specified normal firing rates. However, a temporary adjustment to these burners was required to enable operational performance up to the maximum specified firing rate, which in turn affected burner compliance with our emission guarantees. To establish our technology and customer service reputation within the market, we have established a warranty accrual estimate, that we believe, will provide for us to meet both our product guarantees and maintain our good standing with this customer.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses decreased $198 thousand, or 44.3%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was predominantly due to receipt of $115 thousand in monies for cost-sharing expenses associated with a collaborative R&D project. These monies were received in accordance with the terms of a collaborative R&D agreement that we entered into during the fourth quarter of 2025, pursuant to which we agreed to test our boiler burner product using hydrogen fuel for the purpose of assessing its emissions and efficiency.

General and Administrative

G&A expenses decreased $369 thousand, or 18.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was predominantly due to $450 thousand in accrued legal fees during the prior period that were not present during the current period, which legal fees related to work performed by the former Special Committee to respond, manage and otherwise address attempts by several stockholders to submit director nomination notices in connection with our 2025 annual meeting of stockholders. The decrease in year-over-year legal fees was partially offset by an increase of $139 thousand in legal fees associated with an advancement claim by the Former Directors (refer to “Recent Developments – Advancement Claim” above for further details).

Other Income, Net

Other income, net decreased $92 thousand, or 50.8%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was predominantly due to a decrease in interest income from our short-term U.S. treasuries and money market accounts of $71 thousand driven by a lower year-over-year cash balance and declining interest rates.

Liquidity and Capital Resources

At March 31, 2026, our cash and cash equivalents balance totaled $7,736 thousand compared to $9,178 thousand at December 31, 2025, a decrease of $1,442 thousand. The decrease in the cash and cash equivalents balance is primarily attributable to our net loss of $2,190 thousand, which was partially offset primarily by a decrease in accounts receivables of $1,189 thousand.

At March 31, 2026, our current assets were in excess of current liabilities resulting in working capital of $6,609 thousand compared to $8,642 thousand at December 31, 2025. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers our operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of March 31, 2026, approximately 2.1 million shares of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.4 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. These warrants require the warrant holder to tender cash upon exercise, with the exception of the warrants issued to Public Ventures LLC as compensation for their services in connection with our public offering and concurrent private placement in April 2024, which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time to time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent to which we will be able to raise funds in this manner.

Operating activities for the three months ended March 31, 2026, resulted in cash outflows of $1,348 thousand, primarily due to the net loss of $2,190 thousand and a decrease in other current liabilities of $180 thousand partially offset primarily by a decrease in accounts receivables of $1,189 thousand during such period.

Operating activities for the three months ended March 31, 2025, resulted in cash outflows of $1,111 thousand, primarily due to the net loss of $2,076 thousand partially offset primarily by non-cash expense of $118 thousand and an increase in contract liabilities of $814 thousand during such period. The change in contract liabilities during the three months ended March 31, 2025, was impacted by customer collections for uncompleted orders as of March 31, 2025.

Investing activities for the three months ended March 31, 2026, resulted in cash outflows of $64 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Investing activities for the three months ended March 31, 2025, resulted in cash outflows of $41 thousand, which is primarily attributable to $37 thousand of disbursements for patents and other intangible assets.

Financing activities for the three months ended March 31, 2026, resulted in cash outflows of $32 thousand, which is attributable to disbursements related to taxes paid for the vesting of certain employee restricted stock units.

Financing activities for the three months ended March 31, 2025, resulted in cash outflows of $17 thousand, which is primarily attributable to $41 thousand of disbursements related to taxes paid for the vesting of employee restricted stock units, partially offset by $24 thousand in net proceeds received from the exercise of certain warrants.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, except as set forth below.

Catharine M. de Lacy, David Maley, and Judith Schrecker v. ClearSign Technologies Corporation, Case No. 2026-0082-CDW (Delaware Court of Chancery)

On January 16, 2026, the Former Directors filed a petition for advancement in the Delaware court of Chancery for an advancement of legal fees relating to a request, by us, for the Former Directors to return material generated by the Special Committee. The advancement proceeding effectuated an advancement of monies to the Former Directors counsel for monies incurred to represent the Former Directors in this matter. The advancement proceeding followed a prescribed court process where the legal fees were reviewed to determine a reasonable amount payable to the Former Directors’ counsel for representation in this matter. We do not believe this proceeding will have a material adverse effect on the future operations of the Company. In addition, we do not anticipate any additional claims for advancement of legal fees in this case in the future. The total advancement request amounted to $319 thousand, which was paid in full during the three months ended March 31, 2026.

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 which we filed with the SEC on March 31, 2026. There are no material changes from the risk factors set forth in such prior filing.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2025, the Board authorized issuance of 1,500 shares to be remitted in quarterly installments to our investor relations firm, Firm IR Group LLC (“Firm IR”), for services rendered by them, pursuant to our 2013 Consultant Stock Plan. On March 30, 2026, we issued 375 shares of common stock to Firm IR at a fair market value price per share of $8.59, the closing price of our common stock as reported on Nasdaq on November 11, 2025, the date of grant, as adjusted for the Reverse Split. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

3.3

Certificate of Amendment to Certificate of Incorporation, as amended, of ClearSign Technologies Corporation, filed with the Secretary of State of the State of Delaware on March 6, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2026).

3.4

Amended and Restated Bylaws of ClearSign Technologies Corporation, a Delaware corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

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

CLEARSIGN TECHNOLOGIES CORPORATION

Date: May 15, 2026	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)