Form 10-Q
period 2026-06-30
ClearSign Technologies Corp
filed 2026-08-14
CIK 1434524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 8, 2026, the issuer has 6,807,455 shares of common stock, par value $0.0001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	June 30,	December 31,
	2026	2025
ASSETS

Current Assets:
Cash and cash equivalents	$9,889	$9,178
Accounts receivable	234	1,360
Deferred costs	471	329
Prepaid expenses and other assets	591	359
Total current assets	11,185	11,226

Fixed assets, net	141	195
Contract assets	127	—
Patents and other intangible assets, net	737	760
Total Assets	$12,190	$12,181

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,437	$1,644
Current portion of lease liabilities	100	96
Accrued compensation and related taxes	387	564
Contract liabilities	415	100
Other current liabilities	—	180
Total current liabilities	2,339	2,584
Long Term Liabilities:
Long term lease liabilities	17	67
Total liabilities	2,356	2,651

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 87,500,000 shares authorized, 6,307,455 and 5,328,730 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	117,859	114,061
Accumulated other comprehensive loss	(17)	(20)
Accumulated deficit	(108,009)	(104,512)
Total stockholders' equity	9,834	9,530

Total Liabilities and Stockholders' Equity	$12,190	$12,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$560	$133	$751	$534
Cost of goods sold	332	78	916	283
Gross profit (loss)	228	55	(165)	251

Operating expenses:
Research and development	448	247	697	694
General and administrative	1,278	1,646	2,915	3,652
Total operating expenses	1,726	1,893	3,612	4,346

Loss from operations	(1,498)	(1,838)	(3,777)	(4,095)

Other income, net:
Interest income	61	115	123	248
Government assistance	131	43	159	91
Other income, net	(1)	—	(2)	—
Total other income, net	191	158	280	339
Net loss	$(1,307)	$(1,680)	$(3,497)	$(3,756)

Net loss per share - basic and fully diluted	$(0.22)	$(0.30)	$(0.61)	$(0.70)

Weighted average number of shares outstanding - basic and fully diluted	5,931,470	5,521,797	5,780,139	5,510,759

Comprehensive loss:
Net loss	$(1,307)	$(1,680)	$(3,497)	$(3,756)
Foreign-exchange translation adjustments	1	—	3	—
Comprehensive loss	$(1,306)	$(1,680)	$(3,494)	$(3,756)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2026 and 2025

(Unaudited)

				Accumulated Other		Total
(in thousands)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2025	5,328	$1	$114,061	$(20)	$(104,512)	$9,530
Share-based compensation, net of tax withholdings	11	—	76	—	—	76
Fair value of stock issued in payment of accrued compensation	36	—	203	—	—	203
Shares issued for services	1	—	3	—	—	3
Exercise of prefunded warrants	33	—	—	—	—	—
Foreign-exchange translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(2,190)	(2,190)
Balances at March 31, 2026	5,409	1	114,343	(18)	(106,702)	7,624
Share-based compensation, net of tax withholdings	—	—	80	—	—	80
Fair value of stock issued in payment of accrued compensation	4	—	20	—	—	20
Shares issued for services	—	—	3	—	—	3
Issuance of common stock in public offering, net of expenses	894	—	3,413	—	—	3,413
Foreign-exchange translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(1,307)	(1,307)
Balances at June 30, 2026	6,307	$1	$117,859	$(17)	$(108,009)	$9,834

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Month Periods During the Six Months Ended June 30, 2026 and 2025

(Unaudited)

				Accumulated Other		Total
(in thousands)	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2024	5,028	$1	$112,800	$(21)	$(99,016)	$13,764
Share-based compensation, net of tax withholdings	8	—	45	—	—	45
Fair value of stock issued in payment of accrued compensation	33	—	279	—	—	279
Shares issued for services	1	—	4	—	—	4
Exercise of warrants	2	—	24	—	—	24
Exercise of prefunded warrants	170	—	—	—	—	—
Net loss	—	—	—	—	(2,076)	(2,076)
Balances at March 31, 2025	5,242	1	113,152	(21)	(101,092)	12,040
Share-based compensation, net of tax withholdings	—	—	51	—	—	51
Shares issued for services	1	—	3	—	—	3
Net loss	—	—	—	—	(1,680)	(1,680)
Balances at June 30, 2025	5,243	$1	$113,206	$(21)	$(102,772)	$10,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ClearSign Technologies Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,497)	$(3,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	6	7
Share-based compensation, net of tax withholdings	156	96
Depreciation and amortization	81	98
Impairment of intangible assets	39	—
Right-of-use asset amortization	45	44
Change in operating assets and liabilities:
Deferred costs	(142)	(967)
Accounts receivable	1,126	140
Prepaid expenses and other assets	(232)	(96)
Contract assets	(127)	—
Accounts payable, accrued liabilities, and lease liabilities	(221)	330
Other current liabilities	(180)	—
Accrued compensation and related taxes	47	(13)
Contract liabilities	315	2,495
Net cash used in operating activities	(2,584)	(1,622)

Cash flows from investing activities:
Acquisition of fixed assets	—	(4)
Disbursements for patents and other intangible assets	(89)	(53)
Net cash used in investing activities	(89)	(57)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	3,413	—
Proceeds from exercise of warrants	—	24
Taxes paid related to employee stock awards	(32)	(41)
Net cash provided by (used in) financing activities	3,381	(17)
Effect of exchange rate changes on cash and cash equivalents	3	—

Net change in cash and cash equivalents	711	(1,696)
Cash and cash equivalents, beginning of period	9,178	14,035
Cash and cash equivalents, end of period	$9,889	$12,339

Supplemental disclosure of cash flow information:
Officer and employee equity awards for prior year accrued compensation	$223	$279
Non-cash impact of new lease	$—	$68

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

Substantially all the Company’s operating activities, including its long-lived assets, are located within the United States. Customers in the United States accounted for 100% of revenues during the three and six months ended June 30, 2026 and 2025. The Company disaggregates geographical revenues by selling location, since many of our target customers are global entities, and it would be more likely than not, that these customers would negotiate sales within our current territory in the United States.

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

Research and Development

The cost of research and development is expensed as incurred. Research and development costs consist of salaries, benefits, share-based compensation, consumables, and consulting fees, including costs to develop and test prototype equipment and parts. Research and development costs have been offset by funds received, if any, from strategic partners in cost sharing and/or collaborative projects. During the three and six months ended June 30, 2026, the Company received zero and $115 thousand, respectively, from these types of arrangements. During the three and six months ended June 30, 2025, the Company received no funds from these type of arrangements.

Foreign Operations

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets amounting to approximately $118 thousand and $175 thousand, respectively, relating to the operations of ClearSign Asia Limited. The Beijing registered capital requirement is $350 thousand, which is required to be paid by June 30, 2032, and of which $261 thousand has been paid as of June 30, 2026.

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

In May 2025, FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (“Topic 606”): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 is effective for our reporting period beginning January 1, 2027, with early adoption permitted. We are currently assessing the impact that the adoption of ASU 2025-04 will have on the disclosures in our condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements". The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-12 will have on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (“ASU 2025-10”). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-10 will have on our condensed consolidated financial statements.

Note 3 – Fixed Assets, Net

Fixed Assets, Net

Fixed assets, net are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Office furniture and equipment	$103	$103
Leasehold improvements	43	43
	146	146
Accumulated depreciation and amortization	(117)	(108)
	29	38
Operating lease ROU assets, net	112	157
Total	$141	$195

Depreciation expense related to office furniture, equipment and leasehold improvements for the three and six months ended June 30, 2026 was $3 thousand and $9 thousand, respectively.

Depreciation expense related to office furniture, equipment and leasehold improvements for the three and six months ended June 30, 2025 was $7 thousand and $12 thousand, respectively.

Leases

The Company leases office space in Tulsa, Oklahoma, Seattle, Washington, and Beijing, China. During May 2025, the Company renewed its Beijing, China lease for 24 months with monthly rent at approximately $3 thousand. As a result of this renewal, the Company increased the right-of-use (“ROU”) asset and lease liability by $68 thousand during the year ended December 31, 2025.

During October 2024, the Company entered into a sub-lease agreement to rent office space in Seattle for approximately $2 thousand per month for twelve months. The Seattle lease is considered a short-term lease, as the lease term is 12 months or less from the commencement date. The Seattle lease was renewed in October 2025 with similar terms. The short-term lease expense for the three and six months ended June 30, 2026 was approximately $6 thousand and $12 thousand, respectively. The short-term lease expense for the three and six months ended June 30, 2025 was approximately $5 thousand and $11 thousand, respectively. The Tulsa and Beijing leases are classified as operating leases, each with remaining terms of less than two years; contractual language requires renewal negotiations to occur at or near termination. These leases are normal and customary for office space, in that, contractual guarantees exist requiring the lessee return the premises to its original functional state.

The Tulsa lease contains fixed annual lease payments that increase annually by approximately 2%. The Seattle, Tulsa, and Beijing total monthly minimum rent is approximately $10 thousand. Operating lease costs for the three and six months ended June 30, 2026 were $25 thousand and $49 thousand, respectively. Operating lease costs for the three and six months ended June 30, 2025 were $25 thousand and $49 thousand, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Operating lease ROU assets, net	$112	$157
Lease Liabilities:
Current lease liabilities	$100	$96
Long term lease liabilities	17	67
Total lease liabilities	$117	$163

Weighted average remaining lease term (in years):	1.2	1.7
Weighted average discount rate:	4.4%	4.4%

Supplemental cash flow information related to operating leases is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$50	$49
Non-cash impact of new leases and lease modifications
Change in operating lease liabilities	$—	$68
Change in operating lease ROU assets	$—	$68

Minimum future payments under the Company’s operating lease liabilities as of June 30, 2026 are as follows:

(in thousands)

2026 (remaining)	$52
2027	68
Total future lease payments	120
Less: imputed interest	(3)
$117

Note 4 – Patents and Other Intangible Assets, Net

Patents and other intangible assets, net are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Patents
Patents pending	$401	$358
Issued patents	1,081	1,110
	1,482	1,468
Trademarks
Registered trademarks	86	86
	86	86
Other	8	8
	1,576	1,562
Accumulated amortization	(839)	(802)
	$737	$760

Amortization expense for the three and six months ended June 30, 2026 was $35 thousand and $72 thousand, respectively.

Amortization expense for the three and six months ended June 30, 2025 was $43 thousand and $85 thousand, respectively.

Future amortization expense associated with issued patents and registered trademarks as of June 30, 2026 is as follows:

(in thousands)
2026 (remaining)	$67
2027	113
2028	80
2029	48
2030	19
Thereafter	1
$328

The amortization life for patents ranges between three to five years and trademark lives are set at ten years. The Company does not amortize patents or trademarks classified as pending.

During the three and six months ended June 30, 2026 and 2025, the Company assessed its patent and trademark assets. During the three and six months ended June 30, 2026, we recorded impairments of $16 thousand and $39 thousand, respectively. During the three and six months ended June 30, 2025, we did not have impairments. These impairment costs are included within research and development in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company also evaluated its strategic approach to the pursuit and protection of its intellectual property. It is the intent of the Company to continue to pursue intellectual property protection. If the Company identifies certain assets where the intellectual property does not directly align with its core technology, the Company will impair the intangible asset and write-off the asset as an expense.

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

The Company recognized $560 thousand of revenues and $332 thousand of cost of goods sold during the three months ended June 30, 2026. The revenue and cost of goods sold predominantly relates to delivery of a portion of our flare system order, completing multiple spare parts orders, and the successful completion of CFD studies. These products and services constitute performance obligations.

The Company recognized $751 thousand of revenues and $916 thousand of cost of goods sold during the six months ended June 30, 2026. The revenue and cost of goods sold predominantly relates to delivery of a portion of our flare system order, mid-stream offerings, multiple spare parts orders, finalizing CFD studies, and completing a boiler burner order. The cost of goods sold is primarily comprised of two components: (i) costs related to our revenue and (ii) costs related to a warranty accrual estimate (refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation” below for further details). These products and services constitute performance obligations.

The Company recognized $133 thousand of revenues and $78 thousand of cost of goods sold during the three months ended June 30, 2025. The revenue and cost of goods sold relate to spare parts orders from multiple customers, and delivery of a boiler burner to a repeat customer. These products and services constitute performance obligations.

The Company recognized $534 thousand of revenues and $283 thousand of cost of goods sold during the six months ended June 30, 2025. The revenue and cost of goods sold predominantly relate to spare parts orders for multiple customers, sales of boiler burners to a single customer, and the successful completion of a CFD study. These products and services constitute performance obligations.

The Company had contract assets of $127 thousand and zero at June 30, 2026 and December 31, 2025, respectively. The Company had contract liabilities of $415 thousand and $100 thousand at June 30, 2026 and December 31, 2025, respectively. Of the $100 thousand contract liabilities balance at December 31, 2025, the Company recognized revenue of zero and $49 thousand during the three and six months ended June 30, 2026, respectively.

Note 6 – Deferred Costs

A summary of the Company’s deferred costs activity in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred costs at beginning of year	$329	$562
Capitalization
Labor and overhead allocations	175	484
Supplier and subcontractor costs	413	2,284
	588	2,768
Amortization of deferred costs	(431)	(2,996)
Impairment of costs in excess of contractual value	(15)	(5)
Deferred costs at end of period	$471	$329

Note 7 – Product Warranties

A summary of the Company’s warranty liability activity, which is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Warranty liability at beginning of year	$792	$471
Accruals	470	840
Payments	(148)	(488)
Changes related to expirations and settlements	-	(31)
Warranty liability at end of period	$1,114	$792

Note 8 – Equity

Common Stock and Preferred Stock

The Company is authorized to issue 87.5 million shares of common stock and 2.0 million shares of preferred stock. Preferences, limitations, voting powers and relative rights of any preferred stock to be issued may be determined by the Board. The Company has not issued any shares of preferred stock.

The Company has an At-The-Market (“ATM”) program pursuant to an ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, dated July 17, 2025 (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock with an aggregate offering price of up to approximately $6,875 thousand. As of the date of this report, no shares have been sold pursuant to the Sales Agreement.

The Company is currently subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a “shelf” registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under our “shelf” registration statement on Form S-3 (File No. 333-288736) (the “Form S-3”), including through the ATM program with Wainwright or other securities offerings.

Warrants and Pre-Funded Warrants

The following table summarizes the activity and outstanding balance of our outstanding warrants and pre-funded warrants as of June 30, 2026, along with the associated weighted average exercise price and weighted average remaining life for such warrants and pre-funded warrants.

	June 30, 2026
	Warrants				Pre-Funded Warrants(1)
(in thousands, except per share data)	Number	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (in years)	Aggregate Intrinsic Value	Number	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,128	$10.54	3.37	$—	280	$0.001	$1,554
Granted	—	—			—	—
Exercised	—	—			(33)	0.001
Forfeited/Expired	—	—			—	—
Outstanding at end of period	2,128	$10.54	2.87	$—	247	$0.001	$905

(1) The pre-funded warrants have no expiration date and only expire when exercised in full.

Refer to the Form 10-K for additional details related to our outstanding warrants and pre-funded warrants.

Equity Incentive Plan

On June 8, 2026, the date of the Company’s 2026 annual meeting of stockholders, the Company’s stockholders approved, and the Company adopted, the amended and restated ClearSign Technologies Corporation 2021 Equity Incentive Plan (“A&R 2021 Plan”), under which the Company is able to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares, to eligible participants, which includes employees, directors and consultants. The Board’s Human Capital and Compensation Committee (the “Compensation Committee”) is authorized to administer the A&R 2021 Plan.

The A&R 2021 Plan provides for an annual increase in available shares equal to either (i) 10% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year; or (ii) such number of shares determined by the Compensation Committee no later than the last day of the immediately preceding fiscal year; provided, however, that the total cumulative increase in the number of shares available for issuance pursuant to this automatic share increase shall not exceed 1.0 million shares of common stock. In connection with the stockholders’ approval of the A&R 2021 Plan, at the 2026 annual meeting of stockholders, the number of shares authorized for issuance thereunder increased by 1,077 thousand. Prior to the adoption of the A&R 2021 Plan, pursuant to the previously effective evergreen provision of our 2021 Equity Incentive Plan, the number of shares authorized for issuance under such plan automatically increased by 30 thousand. Taking into account the foregoing increases and adoption of the A&R 2021 Plan, the Company is currently authorized to issue up to 1,496 thousand shares of its common stock pursuant to the A&R 2021 Plan.

Ending balances for the A&R 2021 Plan is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Outstanding options and restricted stock units	320	291
Reserved but unissued shares under the A&R 2021 Plan	1,176	149
Total shares reserved under the A&R 2021 Plan at end of period	1,496	440

Stock Options

Under the terms of the A&R 2021 Plan, incentive stock options and non-statutory stock options must have an exercise price at or above the fair market value on the date of the grant. At the time of grant, the Company will determine the period within which the option may be exercised and will specify any conditions that must be satisfied before the option vests and may be exercised. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model.

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

During the six months ended June 30, 2026, the following weighted-average assumptions were utilized in the calculation of the fair market value of stock options granted:

	June 30,
	2026
Expected life	5.00	years
Weighted average volatility	91.67%
Weighted average risk-free interest rate	4.07%
Expected dividend rate	0%

No stock options were granted during the three and six months ended June 30, 2025.

Equity Incentive Plan Options

Compensation expense associated with stock option awards for the three and six months ended June 30, 2026 totaled $47 thousand and $93 thousand, respectively. Compensation expense associated with stock option awards for the three and six months ended June 30, 2025 totaled $17 thousand and $38 thousand, respectively.

A summary of the Company’s 2011 Equity Incentive Plan and the A&R 2021 Plan stock option activity and changes is as follows:

	June 30,
	2026
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	238	$20.24	3.64	$855
Granted	23	$3.94
Exercised	—	$—
Forfeited/expired	(19)	$17.16
Outstanding at end of period	242	$18.94	4.12	$—
Exercisable at end of period	190	$15.28	3.99	$—

The intrinsic value is the difference between the Company’s common stock price and the option exercise prices multiplied by the number of in-the-money options. This amount changes based on the fair value of the Company’s common stock.

At June 30, 2026, there was $217 thousand of total unrecognized compensation cost related to non-vested stock option-based compensation arrangements. Vesting criteria ranges from time-based to performance-based. The Company records costs for time-based arrangements ratably across the timeframe, whereas performance-based arrangements require management to continually evaluate predetermined goals against actual circumstances. The maximum contractual term for these options is ten years from the grant date.

Inducement Options

The inducement options summarized below were granted outside of the A&R 2021 Plan and in accordance with the employment inducement exemption provided under Nasdaq Listing Rule 5635(c)(4). The compensation expense recognized for the inducement options for the three and six months ended June 30, 2026 was zero. The compensation expense recognized for the inducement options for the three and six months ended June 30, 2025 was $9 thousand and $18 thousand, respectively.

A summary of the Company’s inducement option activity and changes is as follows:

	June 30,
	2026
(in thousands, except per share data)	Options to Purchase Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	49	$15.27	4.53	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	—	$—
Outstanding at end of period	49	$15.27	3.99	$—
Exercisable at end of period	49	$15.27	3.99	$—

Restricted Stock Units

The Company awards RSUs to its non-executive directors and certain employees in lieu of cash payment for compensation, if such non-executive directors elect to receive RSUs in lieu of cash payment as allowed by the Company’s director compensation policy. These awards are granted pursuant to the A&R 2021 Plan. Employee vesting criteria are time-based, and compensation expense is recognized ratably across the timeframe. The Company pays payroll withholding taxes on behalf of the employee at vesting by withholding shares from the employee’s award to cover taxes payable in connection with such vesting. The Company accrued taxes for RSU share-based compensation of $12 thousand and $18 thousand for the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation expense for employee restricted stock units as of June 30, 2026 was $290 thousand.

Director vesting criteria are contingent upon the occurrence of one of four future events, which the Company cannot predict or control. Therefore, compensation expense for director RSUs is not recognized until one of these four future events occurs in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” Total unrecognized compensation expense for director services as of June 30, 2026 was $169 thousand.

A summary of the Company’s RSUs activity is as follows:

	June 30,
	2026
(in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life (in years) (1)
Nonvested at beginning of year	53	$8.36	0.85
Granted	42	$5.32
Vested	(16)	$8.88
Forfeited	(1)	$5.62
Nonvested at end of period	78	$6.64	1.44

1)	Weighted Average Contractual Life calculation excludes the number of director RSUs that vest upon one of four performance events (refer to discussion above for details).

A summary of the Company’s RSU compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Share-based compensation expense	$41	$34	$75	$66
Weighted average value per share	$7.45	$8.88	$7.52	$8.90

Stock Awards

The Company awards employees stock in lieu of cash payment for compensation, typically to satisfy accrued bonus compensation and for ad-hoc bonuses for exemplary performance. These awards are granted pursuant to the A&R 2021 Plan.

	For the Six Months Ended
	June 30,
	2026			2025
(in thousands, except per share data)	Number of Shares	Fair Value	Weighted Average per Share	Number of Shares	Fair Value	Weighted Average per Share
Fair value of stock payments in accrued compensation	40	$223	$5.60	33	$279	$8.57

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

The Consultant Plan activity is as follows:

June 30,
(in thousands)	2026
Reserved but unissued shares at beginning of period	19
Increases in the number of authorized shares	10
Grants	(1)
Reserved but unissued shares at end of period	28

The Consultant Plan compensation expense is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Share-based compensation expense	$3	$3	$6	$7
Weighted average value per share	$8.59	$9.40	$8.59	$9.40

Note 9 – Net Loss per Common Share

The Company calculates net loss per common stock in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted net loss per common stock was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Under ASC 260, shares issuable for little or no cash consideration are considered outstanding common stock and included in the computation of basic net loss per share. As such, for the three and six months ended June 30, 2026 and 2025, the Company included its outstanding pre-funded warrants in its computation of net loss per share. The pre-funded warrants are each exercisable into one share of common stock at an exercise price of $0.001 per share.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, as the result would be anti-dilutive:

	June 30,	June 30,
(in thousands)	2026	2025
Stock options	291	289
Restricted stock units	78	108
Warrants	2,128	2,128
Total shares excluded from calculation	2,497	2,525

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

Note 11 – Government Assistance

During 2022, the Company was awarded a research grant from the Department of Energy (“DOE”) for approximately $250 thousand with the completion of such grant occurring in March 2023. The purpose of the grant was to produce a research paper for a flexible fuel ultra-low NOx process burner capable of burning 100% hydrogen fuel. During 2023, the Company was awarded a Phase 2 grant from the DOE to continue developing this ultra-low NOx hydrogen burner. The Phase 2 grant amount totaled approximately $1.6 million over a two-year period. We completed the Phase 2 grant on May 27, 2026. These awards allow the Company to request reimbursements for expenditures such as labor, material, and administrative costs. During the three and six months ended June 30, 2026, the Company recognized $131 thousand and $159 thousand in reimbursements from the DOE, respectively. During the three and six months ended June 30, 2025, the Company recognized $43 thousand and $91 thousand in reimbursements from the DOE, respectively.

Note 12 – Subsequent Events

On July 21, 2026, the Company entered into a Stock Purchase Agreement (the “Private Purchase Agreement”) with Otter Capital LLC, an accredited investor and existing stockholder of the Company (the “Investor”), which Investor holds more than 5% of the issued and outstanding shares of common stock, pursuant to which the Company sold and the Investor purchased 500,000 shares of common stock at a price per share of $3.54, for aggregate gross proceeds of $1,770,000. Our net proceeds were approximately $1,749,000 after deducting for legal fees and transaction costs.

The pro forma impact of the transactions contemplated by the Private Purchase Agreement on the Company’s unaudited condensed consolidated balance as of June 30, 2026, results in a cash and cash equivalents balance of $11,638 thousand and additional paid-in capital balance of $119,608 thousand.

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

We have incurred losses since inception totaling $108.0 million and we expect to experience operating losses and negative cash flow for the foreseeable future. We have historically financed our operations primarily through issuances of equity securities. As of June 30, 2026, we have raised approximately $109.2 million in gross proceeds through the sale of our equity securities. We may need to raise additional capital in the future, however, the significant volatility in the capital markets may negatively affect our ability to raise this additional capital.

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

Recent Developments

Public Offering

On May 28, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), relating to a firm-commitment underwritten public offering (the “Public Offering”), for the issuance and sale to primarily existing stockholders of the Company of 777,780 shares of common stock at a public offering price of $4.33 per share, less underwriting discounts and commissions, pursuant to our effective Form S-3, including the prospectus forming a part of the Registration Statement, as supplemented by a preliminary prospectus supplement, dated May 28, 2026, and a final prospectus supplement, dated May 28, 2026, each filed with the SEC. The Public Offering closed on June 1, 2026.

Subsequently, on June 18, 2026, the Underwriter, pursuant to the full exercise of its over-allotment option, purchased 116,667 additional shares of common stock at a public offering price of $4.33 per share, less underwriting discounts and commissions.

We received gross proceeds of approximately $3.9 million, and net proceeds of approximately $3.4 million, as a result of the Public Offering and related over-allotment option exercise.

 ATM Recommencement

On July 6, 2026, we filed a prospectus supplement to recommence our ATM program with Wainwright to sell up to $6,875,000 in shares of our common stock (the “Placement Shares”), pursuant to the Sales Agreement between us and Wainwright, dated July 17, 2025. The issuance and sale of the Placement Shares by us under the Sales Agreement will be made pursuant to our Form S-3, as supplemented from time to time.

Private Placement

Newbridge Securities Waiver

On July 21, 2026, we received a waiver (the “Waiver”) from the Underwriter for certain restrictions on the sale of our capital stock as set forth in the Underwriting Agreement. The Waiver became effective on July 21, 2026, and remained effective until the earlier of (i) the consummation of the Private Sale (as defined below) or (ii) July 31, 2026. As a result of the consummation of the Private Sale, as described below, the Waiver terminated by its own terms.

Stock Purchase Agreement

On July 21, 2026, in connection with the receipt of the Waiver, we entered into the Private Purchase Agreement with the Investor, pursuant to which we sold and the Investor purchased 500,000 shares of common stock at a price per share of $3.54, for aggregate gross proceeds of $1,770,000 (the “Private Sale”).

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Highlights of our quarter financial performance are as follows:

	For the Three Months Ended
(in thousands, except per share data)	June 30,
	2026	2025	$ Change	% Change
Revenues	$560	$133	$427	321.1%
Cost of goods sold	332	78	$254	325.6%
Gross profit	228	55	$173	314.5%
Research and development	448	247	$201	81.4%
General and administrative	1,278	1,646	$(368)	(22.4)%
Operating expenses	1,726	1,893	$(167)	(8.8)%
Other income, net	191	158	$33	20.9%
Net loss	$(1,307)	$(1,680)	$373	22.2%
Basic and diluted net loss per common share	$(0.22)	$(0.30)	$0.08	26.7%

	For the Six Months Ended
(in thousands, except per share data)	June 30,
	2026	2025	$ Change	% Change
Revenues	$751	$534	$217	40.6%
Cost of goods sold	916	283	$633	223.7%
Gross profit (loss)	(165)	251	$(416)	(165.7)%
Research and development	697	694	$3	0.4%
General and administrative	2,915	3,652	$(737)	(20.2)%
Operating expenses	3,612	4,346	$(734)	(16.9)%
Other income, net	280	339	$(59)	(17.4)%
Net loss	$(3,497)	$(3,756)	$259	6.9%
Basic and diluted net loss per common share	$(0.61)	$(0.70)	$0.09	12.9%

Revenues and Gross Profit (Loss)

Consolidated revenues for the three months ended June 30, 2026 were $560 thousand compared to $133 thousand for the same period in 2025. During the three months ended June 30, 2026 revenues were predominantly generated by delivering a portion of our flare system equipment order, fulfilling multiple spare parts orders and finalizing process burner CFD studies. Revenues for the three months ended June 30, 2025 were predominantly generated by delivering spare parts orders to multiple customers and a boiler burner order.

Consolidated revenues for the six months ended June 30, 2026 were $751 thousand compared to $534 thousand for the same period in 2025. During the six months ended June 30, 2026 revenues were predominantly generated by delivering a portion of our flare system equipment order, fulfilling multiple spare parts orders, finalizing process burner CFD studies, completing a boiler burner order and delivering midstream burners. Revenues for the six months ended June 30, 2025 were predominantly generated by delivering spare parts orders to multiple customers, delivering a boiler burner, and successfully completing multiple CFD analyses.

Gross profit increased by $173 thousand, or 314.5%, for the three months ended June 30, 2026, compared to the same period in 2025. Gross profit increased primarily due to higher revenues. Our gross profit margin, for the three months ended June 30, 2026, experienced a modest 0.6% decrease compared to the same period in 2025, which was predominantly driven by a change in product mix.

Gross profit decreased by $416 thousand for the six months ended June 30, 2026, compared to the same period in 2025. Gross profit decreased primarily due to a $410 thousand increase in cost of goods sold expenses for a warranty accrual estimate adjusted during the three months ended March 31, 2026. The adjusted warranty accrual estimate related to process burners installed during the third quarter of 2025. These burners are operational and have met applicable emissions requirements up to 80% of the specified normal firing rates. However, a temporary adjustment to these burners was required to enable operational performance up to the maximum specified firing rate, which in turn affected burner compliance with our emission guarantees. To establish our technology and customer service reputation within the market, we have established a warranty accrual estimate, that we believe, will provide for us to meet both our product guarantees and maintain our good standing with our affected customer. Furthermore, gross profit also decreased by a change in product mix year-over-year driven by a decrease in spare parts revenue.

Operating Expenses

Operating expenses consist of research and development (“R&D”) and general and administrative (“G&A”) expenses. These are addressed separately below.

Research and Development

R&D expenses increased $201 thousand, or 81.4%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was predominantly due to $100 thousand in subcontractor costs related to our DOE project. As noted in “Note 11 – Government Assistance,” above, monies received from the DOE grant are recorded as other income under government assistance.

R&D expenses increased $3 thousand, or 0.4%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was predominantly due to $100 thousand in subcontractor costs related to our DOE project described above, which were partially offset by $115 thousand receipt of funds for cost-sharing expenses associated with a collaborative R&D project.

General and Administrative

G&A expenses decreased $368 thousand, or 22.4%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was predominantly due to $300 thousand in accrued legal fees during the prior period that were not present during the current period, which legal fees related to work performed by the former Special Committee to respond, manage and otherwise address attempts by several stockholders to submit director nomination notices in connection with our 2025 annual meeting of stockholders.

G&A expenses decreased $737 thousand, or 20.2% for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was predominantly due to $750 thousand in year-over-year legal fees related to work performed by the former Special Committee. The decrease in year-over-year legal fees was partially offset by an increase of $139 thousand in legal fees associated with an advancement claim by the Former Directors (see “Note 10 – Commitments and Contingencies – Litigation” for more information).

Other Income, Net

Other income, net, for the three and six months ended June 30, 2026 remained relatively consistent compared to the respective prior periods in 2025.

Liquidity and Capital Resources

At June 30, 2026, our cash and cash equivalents balance totaled $9,889 thousand compared to $9,178 thousand at December 31, 2025, an increase of $711 thousand. The increase in the cash and cash equivalents balance is primarily attributable to $3,413 thousand in net proceeds from the issuance of common stock in connection with the Public Offering (see “Recent Developments – Public Offering” for more information), an increase of $315 thousand in contract liabilities driven by customer receipts and non-cash expenses of $327 thousand, which was partially offset by net cash used in operations. Further, subsequent to June 30, 2026, we received an additional $1,749 thousand in net proceeds in connection with the Private Sale, which was consummated on July 22, 2026 (see “Recent Developments – Private Placement – Stock Purchase Agreement” for more information).

At June 30, 2026, our current assets were in excess of current liabilities resulting in working capital of $8,846 thousand compared to $8,642 thousand at December 31, 2025. We believe we have sufficient cash and expected cash collections to fund current operating expenses for over twelve months. We have no contractual debt obligations and to the extent we may require additional funds beyond twelve months from the date hereof, and customer cash collections cannot fund our needs, we may utilize equity offerings. Historically, we have funded operations predominantly through equity offerings. Until the growth of revenue increases to a level that covers our operating expenses, we intend to continue to fund operations in this manner, although the volatility in the capital markets may negatively affect our ability to do so. As of June 30, 2026, approximately 2.1 million shares of our common stock are issuable upon exercise of our outstanding warrants, which number excludes the shares of common stock issuable upon exercise of our outstanding pre-funded warrants, and we may receive up to $22.4 million in aggregate gross proceeds from the cash exercises thereof, subject to certain beneficial ownership limitations set forth therein. These warrants require the warrant holder to tender cash upon exercise, with the exception of the warrants issued to Public Ventures LLC as compensation for their services in connection with our public offering and concurrent private placement in April 2024, which allow the holder to exercise cashless if they so desire. These equity financial instruments may from time to time fund future cash needs, but the volatility of our common stock price and the risk tolerance of warrant holders will determine the extent to which we will be able to raise funds in this manner.

Operating activities for the six months ended June 30, 2026, resulted in cash outflows of $2,584 thousand, primarily due to the net loss of $3,497 thousand, which was partially offset by an increase in accounts receivable of $986 thousand driven by customer billings, an increase in contract liabilities of $315 thousand driven by customer cash collections and non-cash expenses of $327 thousand during such period.

Operating activities for the six months ended June 30, 2025, resulted in cash outflows of $1,622 thousand, primarily due to the net loss of $3,756 thousand and a decrease of $967 thousand in deferred costs, which was partially offset by non-cash expenses of $245 thousand and an increase in contract liabilities of $2,495 thousand during such period.

Investing activities for the six months ended June 30, 2026, resulted in cash outflows of $89 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Investing activities for the six months ended June 30, 2025, resulted in cash outflows of $57 thousand, which is primarily attributable to disbursements for patents and other intangible assets.

Financing activities for the six months ended June 30, 2026, resulted in cash inflows of $3,381 thousand, which is primarily attributable $3,413 thousand in net proceeds from the issuance of common stock in connection with the Public Offering.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, for prior updates to our legal proceedings during our 2026 fiscal year.

Additional information relating to our legal proceedings is included in “Note 10 - Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.RISK FACTORS

We incorporate herein by reference the risk factors included under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 which we filed with the SEC on March 31, 2026. There are no material changes from the risk factors set forth in such prior filing.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2025, the Board authorized issuance of 1,500 shares to be remitted in quarterly installments to our investor relations firm, Firm IR Group LLC (“Firm IR”), for services rendered by them, pursuant to our 2013 Consultant Stock Plan. On June 29, 2026, we issued 375 shares of common stock to Firm IR at a fair market value price per share of $8.59, the closing price of our common stock as reported on Nasdaq on November 11, 2025, the date of grant, as adjusted for the Reverse Split. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for a transaction by an issuer not involving a public offering.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

10.1

Underwriting Agreement, dated as of May 28, 2026, by and between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2026)

10.2+

Amended and Restated ClearSign Technologies Corporation 2021 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2026).

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

*Filed herewith.

**Furnished herewith.

+ Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARSIGN TECHNOLOGIES CORPORATION

Date: August 14, 2026	By:	/s/ Colin James Deller
Colin James Deller
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Brent Hinds
Brent Hinds
Chief Financial Officer (Principal Financial and Accounting Officer)